Form 10QSB
period 1996-06-30
FRANKLIN AMERICAN CORP
filed 1996-08-09
CIK 845094

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended   June 30, 1996
                                 -------------

Commission File Number            0-18748
                                 ---------

                         Franklin American Corporation
- - -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



             Tennessee                                      62-1365451
- - -------------------------------------------------------------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


    377 Riverside Drive, Franklin, Tennessee                   37065
- - -------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                 (Zip Code)


                               (615) 790-0464
- - -------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


- - -------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

As of June 30, 1996 there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share including 162,350 shares of treasury stock.
_______________________________________________________________________________

                         FRANKLIN AMERICAN CORPORATION

                                     Index



                                                                      Page
Part I.   Financial Information

          Item 1.  Consolidated Balance Sheets                         2

                   Consolidated Statements of Operations               3

                   Consolidated Statements of Cash Flows               4

                   Notes to Consolidated Financial
                   Statements                                          6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                       8

Part II.  Other Information                                           11


Part I.    Financial Information
Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000's Omitted)

                                                    June 30       December 31
                                                     1996            1995
                                                    -------       -----------
ASSETS
Investments:
  Fixed maturities -- at amortized cost
    (market: 1996, $2,293; 1995, $2,289)            $ 2,281         $ 2,203
    Held for sale -- at market
    (cost: 1996, $79,099;  1995, $73,601)            78,713          73,491
  Common stock                                            1               1
  Mortgage loans on real estate:
    Unaffiliated                                      1,313           1,417
  Policy loans                                          277             246
  Short-term investments                                309             597
                                                    -------         -------
      TOTAL INVESTMENTS                              82,894          77,955

Cash and cash equivalents                             1,041           1,107
Accrued investment income                               780             671
Deferred policy acquisition costs                     1,174           1,901
Property and equipment                                  296             319
Intangible assets                                     8,523           8,636
Agent advances                                          179             233
Other assets                                            429             447
                                                    -------         -------
      TOTAL ASSETS                                  $95,316         $91,269
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                          $58,389         $56,486
    Other policy benefits                               568             577
                                                    -------         -------
TOTAL POLICY LIABILITIES AND ACCRUALS                58,957          57,063
Accrued expenses and other liabilities                  231             487
Federal income tax payable - current                    680             353
Federal income tax payable - deferred                 1,265             819
                                                    -------         -------
      TOTAL LIABILITIES                              61,133          58,722


COMMITMENTS AND CONTINGENCIES (See Note 3)

STOCKHOLDERS' EQUITY
  No par value; authorized 20,000,000
  shares; issued and outstanding
  14,426,096 shares in 1996 and 1995                 31,738          31,738
  Treasury stock                                       (337)           (337)
  Retained earnings (deficit)                         2,782           1,146
                                                    -------         -------
      TOTAL STOCKHOLDERS' EQUITY                     34,183          32,547
                                                    -------         -------
      TOTAL LIABILITIES AND EQUITY                  $95,316         $91,269
                                                    =======         =======

See accompanying notes to consolidated financial statements.

Item 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's Omitted)
                                  (Unaudited)


                                                         Three Months                         Six Months
                                                            Ended                               Ended
                                                    June 30         June 30      June 30       June 30
                                                     1996            1995         1996           1995
                                                    -------         -------      -------       ---------
REVENUE:
  Insurance revenue:
    Traditional life and accident
    and health insurance premiums                   $ 2,491         $ 2,088      $ 4,623        $ 3,706
    Universal life and investment
    product policy charges                              954             296        1,262            586
  Net investment income                               1,429           1,522        2,652          2,984
  Net realized and unrealized investment (losses)     2,669             460        2,811            931
  Other income                                          (36)             91          155            406
                                                    -------         -------      -------        -------
                                                    $ 7,507         $ 4,457      $11,503        $ 8,613

BENEFITS, CLAIMS, AND EXPENSES
  Policy benefits and claims:
    Traditional life and accident
    and health insurance                            $   756         $   671      $ 1,567        $ 1,081
    Universal life and investment
    products                                            149             215          676            582
  Change in life and A&H insurance
    reserves for future benefits                      1,933           1,430        2,959          3,086
  Amortization of deferred policy
    acquisition costs                                 1,354             542        1,639            848
  Commissions                                           168             162          267            278
  Operating costs and expenses                          814           1,112        1,951          2,206
                                                    -------         -------      -------        -------
                                                    $ 5,174         $ 4,132      $ 9,059        $ 8,081
                                                    -------         -------      -------        -------
                    NET INCOME BEFORE TAX           $ 2,333         $   325      $ 2,444        $   532
Federal Income Tax Expense                             (868)            (70)        (808)           (85)

                               NET INCOME           $ 1,465         $   255      $ 1,636        $   447
                                                    =======         =======      =======        =======

NET INCOME PER COMMON SHARE                         $  0.10         $  0.02      $  0.11        $  0.03
                                                    =======         =======      =======        =======
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                          14,426          12,926       14,426         12,926
                                                    =======         =======      =======        =======

See accompanying notes to consolidated financial statements.

Item 1.

                FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (000's Omitted)

                                                        Six Months
                                                          Ended
                                                  June 30         June 30
                                                   1996            1995
                                                -----------     -----------
OPERATING ACTIVITIES
  Net Income/(Loss)                             $     1,636     $       448
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Change in Life and A&H reserves                   2,959           3,086
    Revenues from policy fund charges                (1,262)           (586)
    Depreciation                                         60             103
    Amortization                                        113             319
    Net change in book value of securities               66              (1)
    Net realized (gains) losses on
      investments                                    (2,811)           (931)
    Purchase of trading securities               (7,674,669)     (6,866,097)
    Sales of trading securities                   7,672,037       6,860,434
    Amortization of policy acquisition
      costs                                           1,639             848
    Change in unearned premiums                          (5)             45
    Change in agent advances                             53            (139)
    (Increase) decrease in accrued
      investment income                                (108)         (1,310)
    Increase (decrease) in accrued
      policy benefits and claims                         (4)           (602)
    Increase (decrease) in federal income
      taxes payable                                     773              90
    Change in other assets and other
      liabilities                                      (269)         (2,462)
    Capitalization of deferred policy
      acquisition costs                                (913)         (4,154)
                                                -----------     -----------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITIES               $      (705)    $   (10,909)


INVESTMENT ACTIVITIES
  Purchases of investments and loans            $       (88)    $   (42,509)
  Sales of investments                                  440             277
  Maturities of investments                              13          38,834
  Receipts from repayment of loans                      104             176
  (Purchases) sales of property and
    equipment                                           (36)           (104)
                                                -----------     -----------
          NET CASH USED BY INVESTING            $       433     $    (3,326)

See accompanying notes to consolidated financial statements.

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's Omitted)

                                                         Six Months
                                                           Ended
                                                  June 30         June 30
                                                   1996            1995
                                                -----------     -----------
FINANCING ACTIVITIES
  Purchase of treasury stock                    $         0     $      (188)
  Receipts from universal life
    policies credited to policyholder
    account balances                                  1,285           5,339
  Return of policyholder account
    balances on universal life policies              (1,079)         (1,165)
  Traditional reserves received from acquired
    company                                               0          10,817
                                                -----------     -----------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                  $       206     $    14,803
                                                -----------     -----------

          INCREASE (DECREASE) IN CASH                   (66)            568
Cash and cash equivalents at
  beginning of period                                 1,107             593
                                                -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                          $     1,041     $     1,161
                                                ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Disclosure of accounting policy:
  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.

Note:
  Effective January 1, 1995, the Company acquired an insurance holding company whose primary asset was a life insurance company. Total purchase price was $4,178,000 with $3,461,000 of the life insurance company assets used as consideration along with $717,000 cash. The Company purchased $6,000,000 of newly issued common stock of the holding company. A portion of this cash was used to purchase assets from the life insurance company subsidiary which was used as consideration to the seller. The major portion of the remaining cash was contributed by the holding company to it's life insurance subsidiary.





See accompanying notes to consolidated financial statements.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


Note 1.

The consolidated interim financial statements of Franklin American Corporation and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"). Effective January 1, 1989 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from Sale of Investments". The result of the operations for the period reported in this statement are in conformity with the SFAS No. 97.

In the opinion of management, the attached unaudited financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and changes in financial position of the Company. The results of operations for any interim period are not indicative of results for the full year.


Note 2.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for December 31, 1995.


Note 3.

The Company leases space in the building formerly owned by the Company. The lease is for a five year period effective August 1, 1994 and ending July 31, 1999. The Company also has certain short-term operating leases for various pieces of equipment.


Note 4.

Effective January 1, 1995, the Company acquired an insurance holding company whose primary asset was a life insurance company. Total purchase price was $4,178,000 with $3,461,000 of the life insurance company assets used as consideration along with $717,000 cash. The Company purchased $6,000,000 of new issued common stock of the holding company. A portion of these funds was used to purchase the assets from the life insurance company subsidiary which was used as consideration to the seller.
The major portion of the remaining cash was contributed by the holding company to its life insurance subsidiary. The new company's transactions are reflected in the consolidated financial statements of the Company. In April 1996, a mutual final settlement of the consulting agreement and release of the indemnification agreement was made with the majority stockholder of the insurance holding company. The settlement involved a payment by the Company to the majority shareholder of the purchased company of $250,000. The effect on the Company's earnings for the six month period and the three month period both ending June 30, 1996 was one and seven tenth cent ($0.017) per share outstanding.

In April 1996, a final settlement was made with the shareholder of the life insurance company acquired January 1, 1994. The Company paid the shareholder $147,000. As a result of this transaction, the Company will recognize a gain of approximately $72,000 or approximately one half ($0.005) cent per share outstanding for both the six month period and three month period ending June 30, 1996. The gain is due to the release of certain liabilities which were recorded in excess of the final settlement.

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

Effective January 1, 1995, the Company acquired an insurance holding company whose principal asset was a life insurance company. This transaction increased assets by a net amount of approximately $15,500,000 excluding goodwill and deferred policy acquisition cost.

During the first six months of 1994 ending June 30, 1994, the Company reinsured two blocks of annuity business through two separate, but similar coinsurance agreements which added $14,415,000 to the assets of the Company. Subsequently, in September 1995, the Pennsylvania Insurance Department rescinded the annuity coinsurance agreements after placing the ceding company under formal rehabilitation. Therefore, there are no comparative amounts in the first six months of 1996 for these blocks of business.

The total invested assets reflects approximately $4,900,000 increase in the first six months of 1996 due to the realized capital gains and the collection of bond accrued investment income during May. Total assets increased approximately $4,000,000 during the first six months of 1996 as a result of the capital gains and the bond interest collected less approximately $727,000 decrease in deferred policy acquisition costs. Most of the decrease in deferred policy acquisition costs was due to the large capital gains attributed to the universal life and investment products line of business used in determining the amount of amortization for this line of business.

Policy reserves increased approximately $1,900,000 for the six months ended June 30, 1996. The increase is due mostly to the increase in the traditional life production.

Stockholders' equity is $34,183,000 at June 30, 1996 which is an increase of $1,636,000 since December 31, 1995, resulting from the gain from operations for the six month period ending June 30, 1996.

Revenues for the six month period ended June 30, 1996, were $11,503,000 compared with revenues of $8,613,000 for the same period in 1995. The largest increases occurred in net realized gains from the sale of securities, traditional premiums due to increased production and universal life and investment product charges resulting from amortization of deferred items required due to the net realized capital gains.

Net investment income decreased $332,000, or 11% for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. This decrease is primarily the result of rescinding the annuity coinsurance agreement discussed above requiring the return of investment assets.

Traditional policy benefits and claims increased $486,000 in the six month period ended June 30, 1996 over the same period ended June 30, 1995. The increase is due to the large amount of traditional policies inforce. The large inforce amount resulted from the acquisitions of two companies during 1994 and 1995 as well as the increase of new traditional policy production over the past eighteen months. Universal life and investment product claims increased $94,000 between the periods ending June 30, 1996 and June 30, 1995. Paid claims were lower by $242,000 for the 1996 period over the 1995 period and the release of policy account balances were smaller by $336,000 resulting in the increase.

Change in life and accident and health insurance reserves for future benefits decreased $127,000 for the six month period ended June 30, 1996 as compared to the like period ended June 30, 1995. Most of this decrease is due to rescinding the coinsurance agreement covering the annuity block of business.

Amortization of deferred policy acquisition costs increased $791,000 for the six month period ended June 30, 1996 compared to the same period ended June 30, 1995. The greater amortization amount in 1996 over 1995 is the required increase due to the large capital gains attributed to the universal life and investment products. These capital gains increased the profit for this line of business, which is one of the factors in determining the amount of the amortization of policy acquisition costs for the universal life and investment business.

Commissions decreased $11,000 due to an increase in the amount of policies being sold with smaller first year commission rates which would include annuities and single premium life policies. The amount of deferred policy acquisition cost on new policies would also have some effect on this decrease.

Operating costs and expenses decreased $255,000 in the six month period ending June 30, 1996 over the same period in 1995. Operating costs decreased in all three subsidiary life insurance companies with the largest decrease occurring in the life company acquired effective January 1, 1995. Included in the operating costs is $250,000 paid during the second quarter 1996 representing a final settlement of a consulting agreement involved with the insurance holding company acquired January 1, 1995. The effect on earnings equals one and seven tenths cent ($0.017) per share outstanding.

Included in other income for the second quarter 1996 is $72,000 due to settlement of the life insurance company acquired January 1, 1994. The gain is due to the release of certain liabilities which were recorded in excess of the final settlement. The effect on earnings equals one half cent ($0.005) per share outstanding.

The federal income tax is the result of separate tax estimates for the life companies and the holding companies. On the balance sheet, the current federal income tax payable is applicable to the life companies as calculated on statutory basis and the deferred income tax payable to the timing differences between financial and tax basis.

All comments made above are the same for the six month period and three month period ending June 30, 1996 and June 30, 1995 except as otherwise discussed.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          Ex-27   Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FRANKLIN AMERICAN CORPORATION
                                         -----------------------------
                                                  (Registrant)



Date     8/8/96                          /s/ John A. Hackney
         ------                          -------------------
                                             John A. Hackney
                                               President




Date     8/8/96                          /s/ Gary L. Atnip
         ------                          -----------------
                                             Gary L. Atnip
                                         Chief Financial Officer