Form 10QSB
period 1996-09-30
FRANKLIN AMERICAN CORP
filed 1996-11-07
CIK 845094

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended   September 30, 1996
                               ------------------------------------------------

Commission File Number            0-18748
                       --------------------------------------------------------


                         Franklin American Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



           Tennessee                                  62-1365451
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)


     377 Riverside Drive, Franklin, Tennessee           37065
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


     (615) 790-0464
-------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If
 Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ------     ------

As of September 30, 1996 there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share including 162,350 shares of treasury stock.

--------------------------------------------------------------------------------

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

Part I.    Financial Information
Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000's Omitted)

                                                    September 30     December 31
                                                        1996             1995
                                                    ------------     -----------
ASSETS
Investments:
 Fixed maturities -- at amortized cost
  (market: 1996, $2,813; 1995, $2,289)                   $ 2,508        $ 2,203
  Held for sale -- at market
  (cost: 1996, $79,646; 1995, $73,601)                    79,556         73,491
  Common stock                                                 1              1
  Mortgage loans on real estate:
   Unaffiliated                                            1,298          1,417
  Policy loans                                               276            246
  Short-term investments                                     197            597
                                                         -------        -------
   TOTAL INVESTMENTS                                      83,836         77,955


Cash and cash equivalents                                  1,397          1,107
Accrued investment income                                  2,226            671
Deferred policy acquisition costs                          1,098          1,901
Property and equipment                                       318            319
Intangible assets                                          8,467          8,636
Agent advances                                               163            233
Other assets                                                 649            447
                                                         -------        -------
   TOTAL ASSETS                                          $98,154        $91,269
                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits                                 $59,906        $56,486
  Other policy benefits                                      527            577
                                                         -------        -------
TOTAL POLICY LIABILITIES AND ACCRUALS                     60,433         57,063
Accrued expenses and other liabilities                       305            487
Federal income tax payable - current                         705            353
Federal income tax payable - deferred                      1,748            819
                                                         -------        -------
   TOTAL LIABILITIES                                      63,191         58,722


COMMITMENTS AND CONTINGENCIES (See Note 3)

STOCKHOLDERS' EQUITY
 No par value; authorized 20,000,000
 shares; issued and outstanding
 14,426,096 shares in 1996 and 1995                       31,738         31,738
 Treasury stock                                             (337)          (337)
 Retained earnings (deficit)                               3,562          1,146
                                                         -------        -------
   TOTAL STOCKHOLDERS' EQUITY                             34,963         32,547
                                                         -------        -------
   TOTAL LIABILITIES AND EQUITY                          $98,154        $91,269
                                                         =======        =======


See accompanying notes to consolidated financial statements.

Item 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's Omitted)
                                  (Unaudited)


                                                              Three Months                       Nine Months
                                                                  Ended                             Ended
                                                     September 30      September 30     September 30    September 30
                                                          1996             1995             1996            1995
                                                     ------------      ------------     ------------    ------------
REVENUE:
 Insurance revenue:
  Traditional life and accident
  and health insurance premiums                          $ 2,689          $ 2,407         $ 7,312         $ 6,113
  Universal life and investment
  product policy charges                                     364              300           1,626             886
 Net investment income                                     1,454            1,444           4,106           4,428
 Net realized and unrealized investment (losses)             838             (106)          3,649             825
 Other income                                                 43            1,144             198           1,550
                                                         -------          -------         -------         -------
                                                         $ 5,388          $ 5,189         $16,891         $13,802

BENEFITS, CLAIMS, AND EXPENSES
 Policy benefits and claims:
  Traditional life and accident
  and health insurance                                   $   712          $   839         $ 2,279         $ 1,920
  Universal life and investment
  products                                                   119               58             795             640
 Change in life and A&H insurance
  reserves for future benefits                             1,517            1,213           4,476           4,299
 Amortization of deferred policy
  acquisition costs                                          734             (115)          2,373             733
 Commissions                                                  99              203             366             481
 Operating costs and expenses                                865            1,001           2,816           3,207
                                                         -------          -------         -------         -------
                                                         $ 4,046          $ 3,199         $13,105         $11,280
                                                         -------          -------         -------         -------
           NET INCOME BEFORE TAX                         $ 1,342          $ 1,990         $ 3,786         $ 2,522
Federal Income Tax Expense                                  (562)             (33)         (1,370)           (118)

                      NET INCOME                         $   780          $ 1,957         $ 2,416         $ 2,404
                                                         =======          =======         =======         =======

NET INCOME PER COMMON SHARE                              $  0.05          $  0.15         $  0.17         $  0.19
                                                         =======          =======         =======         =======
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                               14,426           12,926          14,426          12,926
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

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's Omitted)

                                                          Nine Months
                                                             Ended
                                                 September 30     September 30
                                                     1996             1995
                                                 ------------     ------------
OPERATING ACTIVITIES
 Net Income/(Loss)                               $      2,416     $      2,404
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Change in Life and A&H reserves                       4,476            4,298
  Revenues from policy fund charges                    (1,626)            (715)
  Depreciation                                             89              150
  Amortization                                            170              408
  Net change in book value of securities                  106                1
  Net realized (gains) losses on
   investments                                         (3,649)            (825)
  Purchase of trading securities                  (10,833,697)     (10,891,326)
  Sales of trading securities                      10,831,028       10,879,909
   Amortization of policy acquisition
    costs                                               2,373              733
   Change in unearned premiums                             26              (39)
   Change in agent advances                                69             (149)
   (Increase) decrease in accrued
    investment income                                  (1,555)            (257)
   Increase (decrease) in accrued
    policy benefits and claims                            (76)            (609)
   Increase (decrease) in federal income
    taxes payable                                       1,281              148
   Change in other assets and other
    liabilities                                          (415)          (3,628)
   Capitalization of deferred policy
    acquisition costs                                  (1,570)          (1,154)
                                                 ------------         --------

      NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                    $       (554)         (10,651)


INVESTMENT ACTIVITIES
 Purchases of investments and loans              $       (483)         (41,872)
 Sales of investments                                     592            1,835
 Maturities of investments                                137           58,049
 Receipts from repayment of loans                         115              313
 (Purchases) sales of property and
   equipment                                              (88)            (154)
Proceeds from sale of property and equipment                0               41
                                                 ------------         --------
     NET CASH USED BY INVESTING                  $        273           18,212

See accompanying notes to consolidated financial statements.

Item 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's Omitted)

                                                      Nine Months
                                                         Ended
                                               September 30     September 30
                                                   1996             1995
                                               ------------     ------------
FINANCING ACTIVITIES
 Purchase of treasury stock                       $     0          $  (188)
 Receipts from universal life
  policies credited to policyholder
  account balances                                  2,207            5,941
 Return of policyholder account
  balances on universal life policies              (1,636)         (23,418)
 Traditional reserves received from acquired
  company                                               0           10,906
                                                  -------          -------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                         $   571          $(6,759)
                                                  -------          -------
     INCREASE (DECREASE) IN CASH                      290              802
Cash and cash equivalents at
 beginning of period                                1,107              593
                                                  -------          -------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                            $ 1,397          $ 1,395
                                                  =======          =======


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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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


Note 4.

Effective January 1, 1995, the Company acquired an insurance holding company whose primary asset was a life insurance company. Total purchase price was $4,178,000 with $3,461,000 of the life insurance company assets used as consideration along with $717,000 cash. The Company purchased $6,000,000 of new issued common stock of the holding company. A portion of these funds was used to purchase the assets from the life insurance company subsidiary which was used as consideration to the seller. The major portion of the remaining cash was contributed by the holding company to its life insurance subsidiary. The new company's transactions are reflected in the consolidated financial statements of the Company. In April 1996, a mutual final settlement of the consulting agreement and release of the indemnification agreement was made with the majority stockholder of the insurance holding company. The settlement involved a payment by the Company to the majority shareholder of the purchased company of $250,000. The effect on the Company's earnings for the nine month period ending September 30, 1996 was $0.017 per share outstanding.

In April 1996, a final settlement was made with the shareholder of the life insurance company acquired January 1, 1994. The Company paid the shareholder $147,000. As a result of this transaction, the Company will recognize a gain of approximately $72,000 or approximately one half ($0.005) cent per share outstanding for the nine month period ending September 30, 1996. The gain is due to the release of certain liabilities which were recorded in excess of the final settlement.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Effective January 1, 1995, the Company acquired an insurance holding company whose principal asset was a life insurance company. This transaction increased assets by a net amount of approximately $15,500,000 excluding goodwill and deferred policy acquisition cost.

During the first nine months of 1994 ending September 30, 1994, the Company reinsured three blocks of annuity business through three separate, but similar coinsurance agreements which added approximately $18,700,000 to the assets of the Company. Subsequently, in September 1995, the Pennsylvania Insurance Department rescinded the annuity coinsurance agreements after placing the ceding company under formal rehabilitation. Therefore, there are no comparative amounts in the nine months of 1996 for these blocks of business.

The total invested assets increased approximately $5,900,000 in the first nine months of 1996 due to the realized capital gains and the collection of bond accrued investment income during May. Total assets increased approximately $7,000,000 during the first nine months of 1996 as a result of the capital gains and the bond interest collected less approximately $803,000 decrease in deferred policy acquisition costs. Most of the decrease in deferred policy acquisition costs was due to the large capital gains attributed to the universal life and investment products which is used in determining the amount of amortization for these products.

Policy reserves increased approximately $3,400,000 for the nine months ended September 30, 1996. The increase is due mostly to the increase in the traditional life production.

Stockholders' equity is $34,963,000 at September 30, 1996 which is an increase of $2,416,000 since December 31, 1995, resulting from the gain from operations for the nine month period ending September 30, 1996.

Revenues for the nine month period ended September 30, 1996, were $16,891,000 compared to revenues of $13,802,000 for the same period in 1995. The largest increases occurred in net realized gains from the sale of securities, traditional premiums due to increased production and universal life and investment product charges resulting from amortization of deferred items required due to the net realized capital gains.

Net investment income decreased $322,000, or 7% for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. This decrease is primarily the result of rescinding the annuity coinsurance agreement discussed above requiring the return of investment assets.

Traditional policy benefits and claims increased $359,000 in the nine month period ended September 30, 1996 over the same period ended September 30, 1995. The increase is due to the greater number of traditional policies inforce. The larger inforce amount resulted from the acquisitions of two companies during 1994 and 1995 as well as the increase of new traditional policy production over the past twenty-four months. Universal life and investment product claims increased $155,000 between the periods ending September 30, 1996 and September 30, 1995. Paid claims were lower by $502,000 for the 1996 period over the 1995 period and the release of policy account balances were smaller by $657,000 resulting in the increase.

Change in life and accident and health insurance reserves for future benefits increased $177,000 for the nine month period ended September 30, 1996 as compared to the like period ended September 30, 1995. Most of this increase is due to the increase in traditional policies produced over the past twelve month period.

Amortization of deferred policy acquisition costs increased $1,640,000 for the nine month period ended September 30, 1996 compared to the same period ended September 30, 1995. The greater amortization amount in 1996 over 1995 is the required increase due to the large capital gains attributed to the universal life and investment products. These capital gains increased the profit for this line of business, which is one of the factors in determining the amount of the amortization of policy acquisition costs for the universal life and investment business.

Commissions decreased $115,000 due to an increase in the amount of policies being sold with smaller first year commission rates which would include annuities and single premium life policies. The increase in deferred policy acquisition cost on new policies would also have some effect on this decrease.

Operating costs and expenses decreased $391,000 in the nine month period ending September 30, 1996 over the same period in 1995. Operating costs decreased in all three subsidiary life insurance companies with the largest decrease occurring in the life company acquired effective January 1, 1995. Included in the operating costs is $250,000 paid during the second quarter 1996 representing a final settlement of a consulting agreement involved with the insurance holding company acquired January 1, 1995. The effect on earnings equals one and seven tenths cent ($0.017) per share outstanding.

Included in other income for the second quarter 1996 is $72,000 due to final settlement of the life insurance company acquired January 1, 1994. The gain is due to the release of certain liabilities which were recorded in excess of the final settlement. The effect on earnings equals one half cent ($0.005) per share outstanding.

The federal income tax is the result of separate tax estimates for the life companies and the holding companies. On the balance sheet, the current federal income tax payable is applicable to the life companies as calculated on statutory basis and the deferred income tax payable to the timing differences between financial and tax basis.

All comments made above are the same for the nine month period and three month period ending September 30, 1996 and September 30, 1995 except as otherwise discussed.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule (for SEC use only)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FRANKLIN AMERICAN CORPORATION
                                  ----------------------------------
                                            (Registrant)



Date     11/1/96                     /s/ John A. Hackney
    --------------------           ----------------------------------
                                         John A. Hackney
                                            President




Date     11/1/96                     /s/ Gary L. Atnip
    -------------------            ----------------------------------
                                         Gary L. Atnip
                                      Chief Financial Officer