Form 10KSB40
period 1996-12-31
FRANKLIN AMERICAN CORP
filed 1997-03-31
CIK 845094

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (fee required)
         For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (no fee required)

         For the transition period from _______________ to _______________ .

Commission file number 0-18748

                         FRANKLIN AMERICAN CORPORATION
                 (Name of Small Business Issuer in Its Charter)

          Tennessee                                             62-1365451
(State or Other Jurisdiction of Incorporation or     (I.R.S. Employer Identification No.)
         Organization)

    377 Riverside Drive, Fourth Floor
           Franklin, Tennessee                                 37064
(Address of Principal Executive Offices)                     (Zip Code)

                                 (615) 790-0464
                (Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

The Registrant's revenues for its most recent fiscal year were $26,906,370.

As of December 31, 1996, 14,263,746 shares of the Registrant's common stock, excluding 162,350 shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date, based on the average of the high and low sales prices for the fourth quarter of 1996 of $1.37 per share was $19,541,332.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, items 9, 10, 11 and 12 of Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on or about May 22, 1997.



                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

Franklin American Corporation, a Tennessee corporation (the "Company"), formed in September 1988, owns 100% of the outstanding capital stock of Franklin American Life Insurance Company, a Tennessee life insurance company ("Franklin American"), Family Guaranty Life Insurance Company, a Mississippi life insurance company ("Family Guaranty"), Protective United Assets Incorporated ("PUA") domiciled in Mississippi, which owns 100% of the outstanding stock of Franklin Protective Life Insurance Company f/k/a Protective Service Life Insurance Company ("Protective") and Southern Heritage Life Insurance Company (inactive), both Mississippi life insurance companies (collectively referred to as the "Subsidiaries") and Franklin American Agency, Inc., a Tennessee corporation ("Agency"). The Company conducts its business primarily through the Subsidiaries, except for certain investment activities. During 1993 three additional subsidiaries were added: AmCASH Mortgage, Inc. and its subsidiary, AmCASH Equities, Inc., and Merchants Home Mortgage Corporation (now Franklin American Mortgage Company). All three of these corporations were sold in 1994 (see section discussing Disposition of Assets). During 1994 the Company added three additional life insurance subsidiaries: Farmers and Ranchers Life Insurance Company, ("Farmers") an Oklahoma corporation, International Financial Services Life Insurance Company ("IFSLIC"), a Missouri Corporation, and Family Guaranty Life Insurance Company, a Mississippi life insurance company ("Family Guaranty"). Two of the life insurance subsidiaries were sold later in 1994 (see section discussing Disposition of Assets).

Franklin American is licensed to conduct life and health insurance business in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Virginia and West Virginia.

Family Guaranty is licensed to sell life insurance in the state of Mississippi.

Protective is licensed to sell life insurance in the states of Alabama, Arizona, Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas.

Franklin American has an A.M. Best rating of C+ (indicating a fair rating for its financial size category), Family Guaranty has an A.M. Best rating of C (indicating marginal rating for its financial size category), and Protective has an A.M. Best rating of FPR-3 (indicating below average for its financial size category).

INSURANCE PRODUCTS AND ANNUITIES

The Subsidiaries market products solely in the states in which they are licensed with the current concentration in Tennessee, Alabama and Mississippi. The portfolio primarily consists of individually written interest-sensitive whole life, universal life, traditional whole life, excess interest whole life, participating whole life, and annuities. The primary emphasis is on policies with face amounts under $10,000 on a limited pay or single premium basis which are often used to fund the funeral arrangements of the insured. Additionally, a traditional "paid-up at age 95" policy is offered up to a face amount of $20,000, at certain ages, in which premiums are paid until the earlier of death of the insured or the insured reaching age 95. Interest-sensitive whole life is a form of life insurance in which separately identified interest credits, other than in connection with dividend accumulations, premium deposit funds or other supplementary accounts and mortality and expense charges are made to a fund accumulated in the policy. Participating whole life is a form of life insurance in which at the discretion of the Company an annual dividend may be declared on such policies. The policyholder has the option of receiving this dividend in cash, applying it to future premium payments or purchasing additional insurance. Universal life is the popular designation of that form of life insurance in which both premiums and benefits may be changed at the option of the policy owner. It operates by the creation of a fund to which premiums and interest are added, and from which benefits and expenses are subtracted. Universal life differs from traditional participating insurance in that the amounts credited or charged are processed as nearly as possible at the time the event occurs instead of at the end of the policy year and each such charge or credit is separately identified. Excess interest policies are policies in which separately identified interest credits are made in a manner comparable to the dividends of participating policies but the credits are applied to purchase paid-up additional insurance. Traditional life insurance is any form of life insurance other than interest-sensitive, excess interest or universal life. Term insurance is that form of life insurance which is issued to be in effect for a specific number of years, after which it expires without value.

Because the Subsidiaries' primary products are marketed through funeral homes as a method of prefunding funeral arrangements, a large number of these policyholders are older persons with a higher than average mortality rate. These products are priced based on this excess mortality and require a premium payment of 100% over the standard premium rate. The premium charged has been actuarially determined on this basis so that the risk of excess mortality is diminished. The limited underwriting involved in the issuance of such policies has also been taken into account in the pricing of these products.

However, the risks involved in writing life insurance for older persons can include a higher rate of mortality beyond that which was assumed in pricing the products. If the mortality experience exceeds the assumed rate, an insurer faces additional risk of loss of investment income and attendant non-recoverability of issuance expenses. This risk is inherent in all life insurance.

Franklin American offers interest-sensitive universal life policies and term life policies over a $10,000 face amount. These policies are more extensively underwritten than the smaller face amount policies and are priced accordingly. Only a small number of these policies were written during 1994, 1995 and 1996. In 1996 less than one percent of all policies issued were for face amounts greater than $10,000.

Franklin American and Protective also offer single premium and flexible premium deferred annuities in amounts under $10,000. The majority of these annuities are written on persons that for reasons of age or health cannot qualify for a life insurance product. Both the single premium and flexible premium annuities earn a current rate of interest set by Franklin American and Protective. Payments are made upon the death of the insured and the proceeds are generally utilized to fund funeral expenses. The "single premium annuity" product requires payment of the full premium in a lump sum when the annuity is placed in force. The payment dates and premium amounts for "flexible premium annuities" can be made at any time for any amount during the period that the annuity is in force. Other than with respect to premium payments, both types of annuities are treated similarly as to interest credited, and both products are subject to a surrender charge if there is a withdrawal of amounts. All of the Company's annuities carry a minimum guaranteed interest rate of five percent of the fund value. Those annuities placed in force after February 1993 by Franklin American Life Insurance Company carry a minimum guaranteed interest rate of three and one-half percent of the premiums. Upon the death of the insured, Franklin American pays the greater of the premiums paid plus accrued interest or the current fund value. All of the annuity policies are subject to withdrawal by the holder prior to death. Upon withdrawal the holder receives the current fund value minus a surrender charge equal to the excess interest credited to the fund value above the guaranteed rate over the twelve months immediately preceding withdrawal. The total surrender charges incurred by Franklin American and Protective for 1996, 1995, and 1994 were $25,362, $7,472, and $14,155, respectively.

The total of life insurance liabilities attributed to Franklin American includes the fund value of each individual life insurance policy. The fund value for each policy contains the actuarially computed mortality amount, future policy expenses, future surrender charges and interest accumulated since the policy was issued. Also included is the unamortized single premium life loading amount. The loading amount is the difference between gross single premium collected and the portion of premium going into the policy fund value. The amount of incurred but unpaid claims on life insurance policies at the end of the year is included in the life insurance liabilities. The interest rate credited to the fund values on life policies in 1996 was between five and six percent depending on the type of policy.

The annuity liabilities attributed to Franklin American and Protective include the gross cash value (before surrender charges), and unamortized single premium annuity loading. The interest rate credited in 1996 was five percent.

The majority of Franklin American and Protective life policies mature at age 95 or have no maturity date and either terminate upon the death of the insured (at which time the benefit is paid) or when they are surrendered by the policy owner. The annuity products have no maturity date.

Upon surrender of a life insurance policy (other than a term life insurance policy), the policy owner is entitled to receive an amount equal to the cash surrender value as stated in the policy minus any applicable surrender charges and policy loans outstanding. Cash surrender values vary from policy to policy, and are based on the non-forfeiture values calculations prescribed by the National Association of Insurance Commissioners. For the annuity products, the surrender amount is equal to the fund value less the surrender charge. The annuity surrender charge is excess interest credited to the fund value over the guaranteed interest rate stated in the policy for the previous twelve months.

Because the average age of the Subsidiaries' policy owner is high, and the purpose of purchasing these policies is generally to fund funeral expenses, policyholders are not likely to surrender their policies. Aggregate payments for surrenders of life and annuity policies (net of reinsurance) for the years 1996, 1995, and 1994 were $1,018,882, $1,383,117, and $42,443, respectively.
The large increase in 1996 and 1995 over 1994 was due to the surrenders by Protective which was acquired in 1995.

Individual health insurance liabilities include unearned premiums, benefit reserves, and incurred but unpaid claims.

New individual accident and health policies are no longer being offered by the Subsidiaries. As a result of consistent losses on these products, management terminated sales of individual accident and health products in May 1991. By the end of 1996 there were only 63 of these policies remaining in force with reserves totalling $29,945.

Family Guaranty's license in the state of Mississippi permits the writing of policies with initial benefits up to five thousand dollars. This type of license is referred to as an industrial life insurance license. Family Guaranty issues both participating and non-participating policies.

Industrial life insurance is a term used for small whole life policies originally designed to have premiums collected by an agent in a designated area referred to as a debit. Frequency of collection is usually weekly or monthly. Premiums on these policies are priced to reflect the higher cost of collection. Although there are policies still being collected by the debit agent, much of the premium is being collected at the funeral homes or via the mail.

The Subsidiaries' net increase (decrease) in the face amount of policies in force per period, which reflects sales of new insurance policies less deaths, policy lapses and other terminations, is as follows:


                                        YEAR ENDED DECEMBER 31,
                                 1996           1995            1994
                                 ----           ----            ----
Universal Life               $(2,421,793)   $(2,504,683)    $(1,636,038)
Whole Life                      (286,632)     2,481,274       1,631,633
Term Life                     (1,173,000)      (244,898)         18,405
Industrial*                    7,652,000          5,518        (546,000)
Annuities                        494,615        (28,520)       (548,158)
                             -----------    -----------     -----------
Total                          4,265,190    $  (291,309)    $(1,080,158)
                             ===========    ===========     ===========

*        Acquired with Family Guaranty in 1994 and Protective in 1995.

The new business written by the Subsidiaries in 1996, 1995, and 1994 was $18,330,000, $14,555,000, and $10,983,000, respectively. The increasing amounts reflect the increased acceptance of the Subsidiaries' products in the marketplace and the successful marketing plan which has been put in place. The 1995 and the 1994 amounts were affected by the acquisitions of Family Guaranty in 1994 and Protective in 1995.

Below is a summary of certain individual life policy data covering the years 1996, 1995, and 1994.

                                                 1996              1995             1994
                                                 ----              ----             ----
Number of life policies in force                69,817          69,181             31,085
Average size of life policies in force     $     2,282     $     2,262(1)     $     2,528(1)
Number of claims on life policies                1,122           1,416              1,740
Amount on life policy claims               $ 3,678,068     $ 3,115,000        $ 2,635,000
  incurred
Persistency rate of life policies                 93.4            91.0               93.9
Penalty charges for withdrawals            $    25,362     $     7,472        $    14,155
Numbers of surrenders, lapses, and               3,255           4,352              1,748
  other reductions
Amount of surrenders, lapses, and          $13,926,000     $27,317,000        $ 5,957,000
  other reductions (in force)
Amount of policy loans outstanding         $   196,893     $   245,714        $    88,940
  at December 31

         (1) Restated to correct amount.

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System (IRIS) of financial ratios to assist state insurance departments in overseeing the financial condition of insurance companies. The NAIC furnishes state insurance regulatory authorities the financial ratio results annually. State insurance regulatory authorities monitor these financial ratio results in reviewing the financial condition of insurance companies. Deviation from the usual ranges generally leads to an increased level of regulatory oversight. Ratio #1 is a general measurement of the improvement or deterioration in a company's financial condition during the year but excludes capital or surplus paid in during the year. Ratio #1A is the same measurement calculation as Ratio #1 except that it does include capital or surplus paid in during the year. Ratio #2 is a measurement of a company's profitability including realized capital gains and losses. Ratio #3 has been discontinued. Ratio #4 indicates if a company has adequate income to meet the interest requirements of its reserves which is a key element in a company's profitability. Ratio #5 measures the degree to which a company has acquired nonadmitted assets, nonproductive assets or risky investments. Ratio #6 reflects the percentage of capital and surplus invested in real estate which may be a source of financial difficulty since it may be non-income producing. Ratio #7 reflects the percentage of a company's capital and surplus invested in affiliates. Ratio #8 measures the percentage of commission and expenses received on reinsurance ceded to other insurers less commissions and expenses paid to other reinsurers on reinsurance assumed to capital and surplus. Ratio #9 measures the percentage change in premiums from the prior year to current year. Ratio #10 measures the average change in the percentage of total premium from each line of business. Ratio #11 measures the average change in the percentage of total cash and invested assets. Ratio #12 represents the change in the reserving ratio for current and prior years with the reserving ratio being the percentage of increase in reserves to renewal and single premiums.

Set forth in the table below are Franklin American's ratios for the years 1996, 1995, and 1994 compared to the unusual value standards:

                       NAIC RATIOS FOR FRANKLIN AMERICAN

                                                     Unusual Values
                                                     Equal to or
                                                                             1996            1995              1994
                                                                             ----            ----              ----
Ratio                                             Over     Under            Results         Results          Results
-----                                             ----     -----            -------         -------          -------
1.       Net change in capital and surplus         50      -10                10               37               -10*

1A.      Gross change in capital and surplus       50      -10                10               37               -10*

2.       Net gain to total income                  --        0                 8               NR                 1

3.       DISCONTINUED

4.       Adequacy of investment income            900      125               205              N/A               182

5.       Non-adm to admitted assets                10       --                 0                0                 0

6.       Total real estate and mortgage
         loans to cash and invested assets         30       --                 0                0                --

7.       Investments in affiliates to capital
         and surplus                              100       --                 1                0                 0

8.       Surplus relief
         (over $5 million capital and
         surplus)                                  30      -99                 0               14               -10

         ($5 million or less capital and
         surplus)                                  10      -10                --               --                --

9.       Change in premium                         50      -10               999*             -99*              549*

10.      Change in product mix                      5       --                NA               NR               9.9*

11.      Change in asset mix                        5       --               0.1              6.7*              6.5*

12.      Change in reserving ratio                 20      -20                59*             -81*              -99*
===================================================================================================================

*        Indicates unusual values.

N/A      Indicates not applicable.

NR       Indicates no ratio.

         In 1996, the unusual ratio #9 occurred due to the ceding back of the approximately $20,000,000 block of annuity reserves as mentioned in the 1995 unusual ratios for #9 in the paragraph below. Ratio #12 unusual ratio is due to the increase in first year premiums.

In 1995, the unusual ratios #9, #10 and #12 are due to ceding back the approximately $20,000,000 block of annuity reserves assumed in 1994. The decrease in reserves for this block is also reflected as ceded premiums on the statutory basis of accounting. Ratio #11 reflects as an unusual ratio since the funds for the annuity block held in United States Treasury Bills as short-term securities decreased when transferred back to the original insurer in 1995.

In 1994 the unusual ratios #1 and #1A are due to reserves required as a result of actuarial asset to liability analysis resulting from the coinsurance of a $20,000,000 block of annuity reserves during 1994; ratios #9 and #10 are also due to the coinsurance of the $20,000,000 annuity block since assets received are treated as premiums on the statutory basis of accounting; ratio #11 is a result of the assets received in the coinsurance transaction being invested in short-term securities, thereby affecting this calculation as called for in the formula and ratio #12 was affected by greater deaths in 1994 than 1993 which resulted in a larger reserve decrease; also the ceded premiums under reinsurance contracts decreased which affected the calculations as required by the formula.

Set forth in the table below are Family Guaranty's ratios for the years 1996, 1995 and 1994 compared to the unusual value standards (Family Guaranty was acquired in 1994):

                        NAIC RATIOS FOR FAMILY GUARANTY

                                 Unusual Values
                                  Equal to or

                                                                                    1996     1995     1994
                                                                                    ----     ----     ----
Ratio                                            Over    Under                   Results  Results  Results
-----                                            ----    -----                   -------  -------  -------
1.       Net change in capital and surplus         50      -10                        11       15      -43*

1A.      Gross change in capital and surplus       50      -10                        52*      15        9

2.       Net gain to total income                  --        0                         2        4      -10*

3.       DISCONTINUED

4.       Adequacy of investment income            900      125                       168      N/A      171

5.       Non-adm to admitted assets                10       --                         0        0        0

6.       Total real estate and mortgage loans
         to cash and invested assets               30       --                         0        0        2

7.       Investments in affiliates to capital
         and surplus                              100       --                         0        5        0

8.       Surplus relief
         (over $5 million capital and
         surplus)                                  30      -99                        --       --       --

         ($5 million or less capital and
         surplus)                                  10      -10                         0        0        0

9.       Change in premium                         50      -10                        20        9       41

10.      Change in product mix                      5       --                         0        0        0

11.      Change in asset mix                        5       --                        .5       .9      5.4*

12.      Change in reserving ratio                 20      -20                        -4      -12       50*
==========================================================================================================


*        Indicates unusual values.
N/A      Indicates not applicable

         For 1994 the unusual ratios #1 and #2 resulted from the increased production of new business in 1994. Specifically, the increase in first year commissions and increase in reserves were responsible for the 1994 statutory loss reflected in ratios #1 and #2; ratio #11 reflects the move of cash to bond investments when comparing investments of 1994 with those of 1993; ratio #12 was due to the increase in reserves caused by the first year premiums which are not used in the formula for this ratio.

         For 1995 there were no unusual ratios.

         For 1996 ratio #1A reflected as unusual because of the $500,000 contributed to paid in surplus.

Set forth in the table below are Protective's ratios for the years 1996 and 1995 compared to the unusual value standards (Protective was acquired in 1995):

                           NAIC RATIOS FOR PROTECTIVE

                                 Unusual Values
                                  Equal to or

                                                                                1996         1995
                                                                                ----         ----
Ratio                                             Over     Under             Results       Results
-----                                             ----     -----             -------       -------


1.       Net change in capital and surplus         50      -10                12              -99*

1A.      Gross change in capital and surplus       50      -10                29               78*

2.       Net gain to total income                  --        0                12              -39*

3.       DISCONTINUED

4.       Adequacy of investment income            900      125               185              N/A

5.       Non-adm to admitted assets                10       --                 0                2

6.       Total real estate and mortgage
         loans to cash and invested assets         30       --                                  7

7.       Investments in affiliates to capital
         and surplus                              100       --                 0                1

8.       Surplus relief
         (over $5 million capital and
         surplus)                                  30      -99                --               --

         ($5 million or less capital and
         surplus)                                  10      -10                 0                1

9.       Change in premium                         50      -10                12              -24*

10.      Change in product mix                      5       --                NR              4.3

11.      Change in asset mix                        5       --               1.9              5.5*

12.      Change in reserving ratio                 20      -20                 4               16
=====================================================================================================

*        Indicates unusual values.
N/A      Indicates not applicable.
N/R      Indicates no ratio.

         For 1996 there were no unusual ratios.

For 1995, unusual ratios #1 and #1A are due to the additional capital and paid in surplus contributed during 1995. Ratio #2 is reflected as unusual since Protective recorded a loss from operations on statutory accounting basis. Ratio #9 is due to a decrease in premiums as a result of policy terminations during 1995 such as cash surrenders and the decrease in new policies issued from 1994 to 1995. Ratio # 11 is due to a shift in 1994 of cash, common stocks, and preferred stocks to U.S.
Government bonds.

MARKETING

The Company markets life insurance policies through its subsidiaries, Franklin American, Family Guaranty, and Protective. Franklin American is approved to write policies in all of the states in which it is licensed with the exception of South Carolina where its license was suspended in 1991. Franklin American was approved for readmission in Mississippi effective August 1, 1995. Family Guaranty writes policies in Mississippi which is the only state in which it holds a license. Protective is licensed in eight states, but primarily is issuing new business in Mississippi.

The majority of the Subsidiaries' independent agents are either funeral home owners, managers or their employees. Presently there are approximately ninety funeral home agents under contract, primarily in Tennessee and Alabama. The Subsidiaries presently have two Regional Sales Directors and a Vice President of Marketing responsible for the recruiting, training and servicing of its agents to sell its products through funeral homes.

Franklin American had contracted with another of the Company's subsidiaries, the Agency, to develop a force of independent agents to market its traditional life "paid-up at 95" final expense policy. Due to the early high lapse rate on policies written through the Agency and the difficulty in recruiting quality agents, Franklin American decided in mid-1994 to concentrate its efforts on the funeral homes.

The Subsidiaries are not obligated to accept any business submitted by their agents which does not meet their underwriting criteria. In those cases where an applicant's health prohibits the issuance of a full benefit policy, a modified benefit policy is offered on a guaranteed issue basis. In all cases, new and reinstated policy applications are subject to approval and acceptance by the Subsidiaries. The Subsidiaries are not dependent on one agent or a few agents, the loss of whom would have a material adverse impact on the Company. Over 90% of the Subsidiaries' new premiums are derived from sales through funeral homes.

Family Guaranty markets a participating industrial whole life and an industrial excess interest whole life policy through an exclusive agreement with a general insurance agency (the "General Agent") that has exclusive rights to market insurance through approximately twenty-four funeral homes in Mississippi. The General Agent is responsible for the recruitment, training and management of its agents working out of these funeral homes. Although Family Guaranty's entire production is derived through this relationship, this exclusive agreement was signed in early 1994 for a period of five years and requires the General Agent to place all of its insurance with Family Guaranty.

PUA serves as the Trustee for several funeral homes in Mississippi who are grantors of the trust. As monies are received into the trust, PUA as Trustee generally purchases annuities from Protective; however, monies received may be invested in certain securities if requested by the Trust Grantor. When claims occur on an annuity, Protective pays the funeral homes who are beneficiaries of the Trust.

REINSURANCE

In accordance with the practice of the life insurance industry, the Subsidiaries cede insurance to other insurers ("reinsurers") from time to time in varying amounts. Insurance is "ceded" when the reinsurer assumes liability for a portion of the risk on a policy and receives a share of the premiums. The largest risk retained by the Subsidiaries on any one life in 1996 and 1995 was $25,000. Policies which exceed the retention level of $25,000 on any one life are automatically reinsured under negotiated reinsurance agreements. In addition, certain other policies are reinsured on what is known as a facultative basis in conjunction with the underwriting process. One plan issued by Franklin American is coinsured on a 50-50 basis whereby one half of all the transactions involving these policies are shared with the reinsurer. Only a small number of policies are subject to this reinsurance agreement.

Ceding insurance generally provides greater diversification of business risk and reduces the maximum net loss arising from large claims. Although the ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsurer assumes a related liability and, accordingly, it is the practice of the industry (subject to certain limitations imposed by state insurance statutes) to treat properly reinsured risks as if they were not risks for which the primary insurer is liable. The Subsidiaries believe that its reinsurers are in a financial condition to satisfy their obligations under its reinsurance arrangements.

Franklin American entered into a coinsurance/modified coinsurance agreement with Cologne Life Reinsurance Company, Stamford, Connecticut as of September 30, 1990. This agreement resulted in an additional statutory surplus of $1,800,000. No statutory surplus has been available under this agreement since September 30, 1995 because the agreement was terminated and Franklin American recaptured all of the business as of September 30, 1995.

Family Guaranty does not have any reinsurance agreements in force.

RESERVES

The insurance laws and regulations under which the Subsidiaries operate require them to carry on their books, as a liability, actuarially determined reserves to meet their obligations on their outstanding life insurance and annuity contracts. Statutory reserves for life insurance and annuity contracts are based on mortality and morbidity tables in general use in the United States and are amounts, that, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are calculated to be sufficient to meet the Subsidiaries' obligations. The calculation of statutory reserves is based on estimates of future policy liabilities and premium and interest income.

Future liabilities of all life insurance companies are dependent on future mortality rates which may increase or decrease based upon factors such as the effect of high risk diseases such as AIDS or changes in medical care. Therefore, the Subsidiaries may adjust reserves and the claim liabilities from time to time on existing policies. Reserves established under generally accepted accounting principles differ in certain respects from reserves established in accordance with statutory requirements. The reserve amounts included in the financial statements included in this report were determined in accordance with generally accepted accounting principles.

UNDERWRITING

With the exception of the single premium guaranteed issue policy and the annuity policy, management individually underwrites all policies issued by the Subsidiaries. After initial processing, each file is reviewed to determine the additional information, if any, required to make an underwriting decision, which depends in part on the amount of insurance applied for and the applicant's age and medical history. Additional information may include medical examinations, statements from doctors who have treated the applicant in the past, and special medical tests such as an HIV antibody test or an electrocardiogram, all as may be regulated by state laws and regulations. The Subsidiaries also utilize investigative services where deemed necessary to supplement and substantiate other information. After reviewing the information collected, the Subsidiaries either issue the policy as applied for, issue the policy with an extra premium charge because of unfavorable factors, or reject the application.

Family Guaranty does very little underwriting as most of the policies are issued on a guaranteed issue basis.

INVESTMENTS

The Company's and Subsidiaries' investment activities are performed by the officers of the respective companies. The investments of the Company and the Subsidiaries are primarily U.S. government bonds, money market accounts and certificates of deposit. Management's investment objectives are to obtain the highest yields possible with liquid investments and to improve operating profits in order to improve statutory surplus of the Subsidiaries. These same objectives are also intended to improve the earnings on the consolidated financial statements of the Company prepared in accordance with generally accepted accounting principles. As of December 31, 1996, the Company did not own any common or preferred stocks. All bonds owned on December 31, 1996 were United States Government securities except for one utility bond for $18,492, one state bond for $100,000 and one industrial bond for $51,103. As of December 31, 1995 the Company owned two common stocks and no preferred stocks. All bonds owned on December 31, 1995 were United States Government securities except for six utility bonds totalling $92,665, one state bond for $100,000 and one industrial bond for $52,000. Investments of the Subsidiaries are subject to certain restrictions imposed by state insurance laws and regulations.

In 1996, 1995, and 1994, net investment income represented approximately 30%, 31%, and 39%, respectively, of the Company's total revenues less realized gains and losses. Investment results of the Company for the three years ended December 31, 1996 before applicable income taxes, are as follows:


                                                                                            REALIZED
                                                       NET                                 INVESTMENT           UNREALIZED
                                                    INVESTMENT              INVESTMENT        GAINS           GAINS (LOSSES)
                    INVESTMENTS   CASH      TOTAL     INCOME                 YIELD(1)       (LOSSES)(2)      ON SECURITIES(3)
                    -----------  ------    -------  ----------              ----------      -----------      ----------------
                      (IN THOUSANDS, EXCEPT YIELD AMOUNTS)
 December 31,

 1996                $92,344     $1,036    $93,380    $5,582                  6.63%          $8,579                 $ 11
 1995                $77,955     $1,107    $79,062    $5,657                  7.45%          $3,818                 $(16)
 1994                $76,515     $  593    $77,108    $4,466                  7.64%          $   90                 $ 76


(1) Investment yield reflects net investment income on the sum of average invested assets, including cash and cash equivalents, plus average investment income accrued. This yield does not include realized and unrealized gains or losses.

(2)  These amounts exclude any realized gains or losses on real estate, if any.

(3) These amounts represent unrealized gains or losses on common stocks, bonds and other fixed maturity investments, if any.

The following table sets out the types and amounts of investments of the Company and the percentage thereof as compared to total invested assets for 1996, 1995, and 1994.


                                                            DECEMBER 31,
                                  -------------------------------------------------------------------
                                              1996            1995                               1994
                                  --------------------------------------------------------------------
                                    AMOUNT     PERCENT     AMOUNT       PERCENT      AMOUNT   PERCENT
                                    ------     -------     ------       -------      ------   -------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Cash                              $ 1,036         1.1%    $ 1,107        1.4%       $   593        .8%
Short-term
investments                           175          .2         597         .8            328        .4
Fixed maturities                   91,904        98.4      75,694       95.7         75,601      98.1
Common stocks                          --          --           1         --            147        .2
Preferred stocks                       --          --          --         --             14        --
Policy loans                          197          .2         246         .3             89        .1
Mortgage Loans                         68          .1       1,417        1.8            336        .4
                                  -------      ------     -------     ------        -------      ----

                  TOTAL           $93,380       100.0%    $79,062      100.0%       $77,108     100.0%
                                  =======      ======     =======     ======        =======     =====


The total bond portfolio, which currently consists primarily of U.S. Government securities, contained $92,002,593 at cost and $91,930,250 at market value at December 31, 1996. The following table sets forth the scheduled maturities of the bond portfolio:


                      Less Than        1-5          6-10        11-20         Over 20
       Bonds           1 year         Years         Years       Years          Years          Total
       -----           ------         -----         -----       -----           -----          -----
U.S. Government      $1,042,431     $1,061,373     $     0     $      0     $89,631,583     $91,735,387
States and
Territories                   0              0           0      100,000               0         100,000
Public Utilities              0              0      18,492            0               0          18,492
Industrial &
Miscellaneous                 0         51,103           0            0               0     $    51,103
                     ----------     ----------     -------     --------     -----------     -----------
TOTALS               $1,042,431     $1,112,476     $18,492     $100,000     $89,631,583     $91,904,982
                     ==========     ==========     =======     ========     ===========     ===========

GOVERNMENT REGULATION

The laws of Tennessee and the other states in which the Subsidiaries do business and intend to do business in the future have established insurance regulatory agencies that to various degrees exercise broad administrative powers with respect to licensing insurance companies to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, prescribing dividend limitations, prescribing the form and content of required financial statements, regulating the type and amounts of investments and other matters. The Subsidiaries file detailed annual reports with each state in which they are licensed. The Subsidiaries' operations and accounts are subject to examination by state insurance regulatory agencies at regular intervals.

State laws regulating insurance holding companies such as the Company may significantly limit the ability of the Subsidiaries, or the Company's ability to cause the Subsidiaries, to pay or make dividends, loans or advances to the Company. All states in which the Subsidiaries are licensed to do business regulate insurers and their affiliates under insurance holding company laws. Under such laws, transactions between the Subsidiaries and its affiliates may be subject to prior notice or approval depending on the nature of the transaction or the size of the transaction in relation to the affiliates' financial positions.

Under state insurance guaranty fund laws, insurers doing business in such states can be assessed up to certain prescribed limits for policyholder losses incurred by insolvent companies. The amounts of any future assessments against the Subsidiaries cannot be reasonably estimated.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on such business in a variety of ways. Federal measures which could significantly affect the insurance business include employee benefit regulation, securities regulation of certain insurance products, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and antitrust laws.

COMPETITION

The life insurance and pre-need funeral funding business is highly competitive because of the large number of stock and mutual life insurance companies marketing insurance products. The Subsidiaries compete with other national, regional and local life insurance companies, many of which are considerably larger and have substantially greater financial resources than the Subsidiaries. In addition, national banks are now permitted to sell annuities on a nationwide basis. Many companies have broader and more diverse product lines together with active agency forces, and therefore, the Subsidiaries' policyholders may be induced to replace the existing polices with those provided by the Subsidiaries' competition.

FRANKLIN AMERICAN AGENCY

The Agency was incorporated under the laws of Tennessee in January 1990 as a general insurance agency. The Company owns 100% of the capital stock of the Agency. The Agency contracted as a managing general agent with other insurance companies to sell products through Franklin American's agent force. The Agency was inactive between October 1991 and November 1993.

In November 1993 the Agency contracted with Franklin American as the managing general agent to sell its newly developed final expense product. The Agency also began contracting with other insurance companies to sell products directed toward the "seniors market" which were not offered by Franklin American. In mid-1994 this distribution method was discontinued and the Agency has had very few transactions since that time.

ACQUISITION AND DISPOSITION OF ASSETS

ACQUISITIONS:

National American Life Insurance Company of Pennsylvania

On January 19, 1994 the Company coinsured at a cost of $442,807 approximately $9,300,000 of annuity policy fund values of National American Life Insurance Company of Pennsylvania ("NALICO") through a coinsurance treaty containing a provision to coinsure and eventually assume policies totalling $21,000,000 of fund values or $20,000,000 of statutory reserves (the "NALICO agreement"). On March 3, 1994, the Company assumed an approximate additional $7,500,000 in annuity policy fund values at a cost of $360,494. On July 18, 1994, the Company assumed approximately the final $5,000,000 in annuity policy fund values at a cost of $221,180. On January 31, 1995, the Pennsylvania Insurance Department placed NALICO under formal rehabilitation. Pursuant to the Rehabilitation Order, the Department denied FALIC's request to complete the assumption of the annuities. As a result of the insolvency and subsequent rehabilitation of NALICO, the parties entered into a Stipulation and Settlement Agreement, effective September 1, 1995, pursuant to which FALIC returned to NALICO the balance of the re-insurance trust account of $19,302,089.59, less $1,250,000, as a cash settlement retained by FALIC, for a net transfer of $18,052,080.59. As a result of the recision of the Co-Insurance agreements, NALICO recaptured all liability for policies and claims arising after September 1, 1995.


Family Guaranty Life Insurance Company

In February 1994, effective January 1, 1994, the Company acquired Family Guaranty which had approximately $10,000,000 in assets for $2,900,000 in cash. Family Guaranty is licensed in the State of Mississippi as an industrial life company. Industrial companies issue small insurance policies and the premiums are collected by agents, more commonly called debit collections. Family Guaranty commenced business in 1973. Policies sold are small burial type policies with most of the policies being assigned to funeral homes. Family Guaranty contributed $865,000 or eight cents ($.08) income per common share to the Company on the 1994 consolidated statement of operations.


Farmers and Ranchers Life Insurance Company

On March 31, 1994, Franklin American purchased Farmers and Ranchers Life Insurance Company ("Farmers"), an Oklahoma corporation, which had approximately $12,000,000 in assets, for a purchase price of approximately $4,100,000. Farmers is only licensed to do business in Oklahoma. Activities of Farmers were conducted entirely in the individual life and annuity markets. Operations were conducted on the general agency plan in Oklahoma by a field force of 188 general and soliciting agents.

International Financial Services Life Insurance Company

On August 12, 1994, the Company purchased International Financial Services Life Insurance Company, ("IFSLIC") a Missouri insurance company, owned by Frontier Insurance Company with no volume of business in force. The purpose of the acquisition was to acquire the rights to licenses in 42 states. The Company paid approximately $4,600,000 which included licenses in 42 states and assets of approximately $3,500,000. The Company also received cash or cash equivalents (representing capital and surplus) for which it paid fair market value.


Protective United Assets

On March 17, 1995, effective January 1, 1995, the Company acquired Protective United Assets Incorporated ("PUA"), an insurance holding company with assets of approximately $15,500,000 excluding goodwill and deferred acquisition cost. PUA assets consist primarily of Franklin Protective Life Insurance Company. The purchase price was $4,178,000. Primarily the type of policies sold by Protective are small burial type policies sold through funeral homes and independent agents. PUA contributed a loss of $329,273 or two cents ($.02) loss per common share to the Company on the 1995 consolidated statement of operations. PUA also owns Southern Heritage Life Insurance Company (an inactive company).

DISPOSITION OF ASSETS

Mortgage Companies

The Company entered into a Stock Purchase Agreement with FAMC Corporation ("FAMC") dated September 30, 1994 in which it agreed to sell to FAMC all of its common stock in Franklin American Mortgage Company, Franklin American Equity Corporation, and AmCASH Mortgage, Inc. (collectively, the "Mortgage Companies"). The consideration paid for the common stock consisted of $250,000 in cash and a promissory note for $113,500 with interest payable at eight percent per annum. An independent third party valued the Mortgage Companies at $35,000. The purchase price was reached as a result of negotiations with the buyer. John Hackney, President of the Company continues to provide advice and consultation to FAMC on an ongoing basis regarding the management of these companies. Mr. Hackney does not receive compensation for such services. The Company realized a capital gain of $27,059 as a result of the sale.

Farmers and Ranchers Life Insurance Company

On October 31, 1994 the Company sold all of its stock in Farmers to International Financial Corporation ("International"). International is a holding company wholly owned by the Thunor Trust which owns approximately 83% of the Company's common stock. The purchase price was $4,332,654 which is $212,161 more than originally paid by Franklin American when it purchased Farmers from Appalachian Life Insurance Company on March 31, 1994. John Hackney, President of the Company provides advice and consultation to International concerning the management of Farmers and he is compensated by International for any such services actually rendered. The result of this transaction was a net profit of $212,161 or two cents ($.02) profit per common share to the Company on the 1994 consolidated statement of operations.

International Financial Services Life Insurance Company

The Company sold all of its stock in International Financial Services Life Insurance Company ("IFSLIC") to International pursuant to a Stock Purchase Agreement executed by the parties on October 11, 1994. The sale was effective November 30, 1994. The Company originally paid $4,679,101 for IFSLIC and sold it for $7,100,000. The result of this transaction was a net profit of $284,592 or three cents ($.03) profit per common share to the Company on the 1994 consolidated statement of operations. Mr. Hackney will remain available to render management advice to IFSLIC and will be compensated by International for any such services actually rendered.

EMPLOYEES

As of December 31, 1996, the Company had 45 employees, all of whom were full-time. None of these employees are covered by a collective bargaining agreement. Agents marketing the Subsidiaries' insurance products are not considered employees of the Company.

SUBSEQUENT EVENTS

The Company received $540,000 from the Company's majority shareholder as additional paid in capital in January 1997.


ITEM 2.           DESCRIPTION OF PROPERTY

The Company entered into a lease for space in the former home office building on July 15, 1994 with an effective date of August 1, 1994. The lease covers 12,387 square feet for a term of five (5) years. The space is occupied by the Company and Franklin American. The lease requires a monthly payment based on an annual twelve dollars ($12.00) per square foot for the first year; thirteen dollars ($13.00) per square foot for the next twenty-four months; and fourteen dollars ($14.00) per square foot for the remaining two years. The Company anticipates this leased space is adequate for the Company's current operations and for its operations for the remaining period of the current lease. Nevertheless, the Company is currently reviewing its options if the need for additional space is required before the end of the current lease. If this need occurs, the Company believes the square foot charge would approximate the scale of the current lease.


ITEM 3.           LEGAL PROCEEDINGS

The Company and the Subsidiaries are parties to lawsuits in the ordinary course of business. Neither the Company nor the Subsidiaries is a party to any pending lawsuit other than those filed in the ordinary course of business related to insurance policy claims.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The common stock of the Company has been traded only in a limited over-the-counter market in Nashville, Tennessee, not reported by NASDAQ, and such trading may not be indicative of a reliable market value.

The following table shows the high and low sales prices of the common stock for each quarter during 1996 and 1995 as provided by a local securities dealer in Nashville, Tennessee.

                                                         1996                              1995


                                                     HIGH     LOW                       HIGH     LOW
                                                     ----     ---                       ----     ---
First Quarter                                       1.375     .875                     1.75     1.125
Second Quarter                                      1.375     .750                     1.75     1.125
Third Quarter                                       1.375    1.125                     1.75     1.125
Fourth Quarter                                      1.625    1.125                     1.375    1.000


As of December 31, 1996 there were 1,476 holders of common stock of record.

The Company's Board of Directors has not declared any cash dividends on the common stock for the last three fiscal years. The present policy of the Company's Board of Directors is to retain funds for the operation and expansion of the Company's business. The Board of Directors of the Company has no immediate plans for the payment of dividends but, from time to time, will review this policy in light of the Company's earnings, financial condition and other relevant factors. The Company currently intends to retain the major portion of any future earnings to finance the development and expansion of its business.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

OVERVIEW

This section discusses and analyzes the Company's results of operations, financial condition and changes in financial condition. Also included is information regarding the Company's operations that may not be evident in the financial statements. This analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

For the year ended December 31, 1996 the Company had a net income of $8,006,411, compared to net income of $2,024,420 in 1995. A significant transaction occurring in 1996 was the accruing of $541,000 representing $500,000 of a nonrefundable option plus interest of $41,000 which was paid in January 1997. The refund of the nonrefundable option was required by the Missouri Insurance Department, the domiciled state of the option purchaser and who is also owned by the principle stockholder of the Company. In a related transaction the principal stockholder of the Company contributed $540,000 in January 1997 as additional paid in capital. The origination of this transaction is described in the next three sentences of this paragraph. Significant transactions during 1995 included return of the approximately $21,000,000 annuity fund value to the ceding insurer as the result of the Stipulation and Settlement agreement with the Pennsylvania Insurance Department which resulted in a gain of $591,000 and is reflected in other income in the consolidated statement of operations. In a separate transaction in 1994, the Company received a $500,000 nonrefundable option to assume the Company's position in this block. The $500,000 was reflected as a liability on the 1994 financial statement and recognized as other income in the consolidated statement of operations for 1995. Other major transactions in 1995 include the acquisition of Protective United Assets Incorporated whose principal asset is Franklin Protective Life Insurance Company which increased traditional life premiums approximately $1,900,000 and issued additional shares of common stock of the Company for $3,000,000.

Total revenues increased 24 percent in 1996 compared to 1995 and increased 87 percent in 1995 compared to 1994. The increase in 1996 over 1995 and 1995 over 1994 are both due to the increase in realized and unrealized investment gains and traditional premiums. The 1995 increase in traditional premiums resulted from the acquisition of PUA and the 1996 traditional premium increase was due to increased sales. The 1995 other income includes the gain of $591,000 on the return of the annuity fund value and recognition of the nonrefundable option of $500,000 as income on these fund values.

Net investment income decreased 1% in 1996 over 1995, and increased 27% in 1995 over 1994. The slight decrease in net investment in 1996 was the result of the decrease in the yield on invested assets. The decrease in the yield on bonds provided the opportunity for realized capital gains, particularly in the latter part of the year 1996. The increase in 1995 is due to the acquisition of PUA and the maintaining of the assets for eight months in 1995 representing the approximately $21,000,000 of annuity fund values before returning to the original insurer. Management is very active in trading United States Government securities, taking advantage of capital gains created by changing interest rates. Net yields for the past three years are as follows: 6.63% in 1996, 7.45% in 1995, and 7.64% in 1994. The
changes in the yield rates for the past three years reflect the general marketplace increase on new investments. The Company's investment strategy which began in the fourth quarter 1991 involved the liquidation of most of the invested assets and reinvesting in Government securities, money market accounts or certificates of deposit. As interest rates change, the U.S. Government securities are sold and repurchased periodically resulting in net capital gains. The realized and unrealized net gains for all three years of 1996, 1995 and 1994 are the result of the decreasing interest rates on United States Government bonds occurring throughout the year, but particularly in the fourth quarter of 1996 and 1995. The net capital gains for 1994 were $166,301 and were due to the sale of two of the Company's life insurance subsidiaries of $489,047. Otherwise it would have reflected a loss of $322,746.

Policy benefits for traditional life, accident and health insurance increased 4% in 1996, increased 236% in 1995 and increased 1247% in 1994. Most of the increase in 1996 occurred in Franklin American due to the increase in writing traditional policies. The increase in 1995 was due mostly to the acquisition of Protective whose policy inforce was principally traditional policies and a slight increase occurred in Family Guaranty due to the increase in the writing of new business over the past two years. The increase in 1994 results from the purchase of Family Guaranty whose inforce consists 100% of traditional policies. Also there was a slight increase in traditional benefits in Franklin American. The accident and health premium deficiency liability of $650,000 was established at December 31, 1990 due to the excessive claims in relationship to the premiums. Marketing for new accident and health ceased in 1991 and improvement in the operating results started in 1991. The $650,000 was an estimated amount of future losses which in all probability would have occurred if Franklin American continued the accident and health line of business. When Franklin American ceased accepting new business, the agents writing this type of policy placed most of these policies with another company. This reduced the probability for claims since these were field issued policies with little or no underwriting. Due to the improvement in accident and health claims, the premium deficiency liability of $650,000 recorded in 1990 was reduced to $450,000 in 1991, to $250,000 in 1992, $50,000 in 1993, and further reduced to $-0- in
1994. This added $50,000 to income in 1994. The result on a per share basis was less than one cent per share in 1994, based on weighted average of outstanding shares. Policy benefits for universal life and annuity products increased 17% in 1996 over 1995, increased less than 1% in 1995 over 1994, and 2% in 1994 over 1993. Policy benefits represent benefits paid less fund values released. In 1996, benefits paid decreased 15% and fund values released decreased 24% which net to the increase for the year. In 1995 the benefits paid decreased 18% and fund values released decreased 22%, the net of which reflected a slight increase in benefits to the policyholders. In 1994 the benefits paid increased 35%
and fund values released increased 44%, the net of which also reflected an increase. A portion of the 1995 activity comes from companies acquired during 1995 as well as from the block of annuities coinsured held for 8 months in 1995.

The change in life and accident and health insurance reserves is primarily due to the interest added to the universal life insurance and annuity policies fund values and the increase in reserves on traditional policies for the three years of 1996, 1995, and 1994. In 1995 the increase is also due to the acquisition of Protective as well as the increase in the Subsidiaries' traditional reserves due to the interest rate decrease in 1995 over 1994 as required by the actuarial guidelines. The total future policy liabilities at December 31, 1996, 1995, and 1994 were $62,318,987, $56,485,831, and $59,441,634 respectively.
Assets generated by the policy fund receipts are invested in interest bearing instruments and the interest earned is used to fund the policy fund value interest requirement. The increase in the future policy liabilities for 1996 is due mostly to the increase in the traditional policies. The decrease in future policy liability for 1995 is attributable primarily to the difference of disposition of the block of reinsured annuity business per the agreement with the Pennsylvania Insurance Department and the acquisition of Protective which sells primarily traditional type policies. The increase in 1994 is due to the acquisition of Family Guaranty who sells only traditional policies. In addition, Franklin American continues to increase its selling of traditional products.

Amortization of deferred policy acquisition costs decreased 80% in 1996, increased 398% in 1995, and increased 80% in 1994. In 1996 the amortization was not as much as 1995 because there was not as much deferred acquisition cost asset available to be amortized as there was in 1995. The actuarial guideline for universal life and annuity products provides for the amortization to be determined by the amount of profit generated by this line of business including capital gains. The profit for the line of business is allocated to each issue year; therefore, the amortization is recorded by issue year until fully amortized. Once fully amortized, no further amortization can be recorded for that issue year. For traditional products in 1995, smaller future earnings are assumed as the result of the lower assumed interest rate required a greater amortization of the deferred acquisition cost. The increase in 1994 is due to the Company's acquisition transactions.

Commissions decreased 11% in 1996, increased 18% in 1995, and increased 244% in 1994. Commissions are reported after deducting for the amount being capitalized in the deferred acquisition cost asset. These amounts will ultimately be written off as amortization of deferred policy acquisition expense. The decrease in 1996 is due to the increase in the deferred amount. The 1995 increase is mostly due to the acquisition of Protective. The substantial increase in 1994 is due to the increase in new traditional life premiums being produced as a result of acquiring Family Guaranty who only sells traditional type policies. Franklin American also increased its issuing of traditional products beginning in 1994.

Operating costs and expenses increased 12% in 1996, 42% in 1995, and 6% in 1994. Operating costs associated with the production of new business are capitalized in the deferred acquisition cost asset;

therefore, the operating costs reported in the consolidated statement of operations is net of the capitalized amounts. These amounts will ultimately be written off as amortization of deferred policy acquisition expense. The increase in 1996 is due to the $541,000 included in operating costs and expenses in 1996. This amount represents $500,000 nonrefundable options plus interest of $41,000. This refund was required by the Missouri Insurance Department, the domiciled state of the option purchaser. This transaction is more fully described in the first paragraph of this section of Item 6. See also footnotes to the financial statements. The 1995 increase in operating expense is due primarily to the acquisition of Protective. A portion of the increase occurred in Franklin American. The 1994 amounts would have been greater except the Mortgage Companies were sold effective September 30, 1994 and the nine month period operating costs are included in the discontinued operations line on the consolidated statement of operations. The decrease in operating expenses due to the sale of the Mortgage Companies is offset by the operating cost of the newly acquired companies.

The Company and the some of the Subsidiaries are required to file separate federal income tax returns. The Company, Franklin American, and the Agency are allowed to file a consolidated federal income tax return. At December 31, 1996, there are no net operating loss carryforwards remaining.


Family Guaranty files its federal income tax return separately. At December 31, 1996, Family Guaranty did not have any net operating losses available to offset future earnings.

PUA and Protective are allowed to file their federal income tax returns on a consolidated basis with Southern Heritage Life Insurance Company. There were approximately $343,000 of net operating losses available to offset future earnings as of December 31, 1996.

For the year ended December 31, 1996, the consolidated GAAP income tax expense was $1,404,409. Of that amount, $1,148,538 has been recorded as currently due and payable while the remaining $255,871 has been recorded as a deferred expense due to timing differences in the recognition of revenues and expenses between GAAP and current income tax regulations.

Policy loans to policyholders decreased $196,894 in 1996 from $245,714 in 1995. The decrease was due to adjustments on Protective which was purchased in 1995. The Company expects as the fund value increases policy loans will also increase. Since the total amount of policy loans outstanding are relatively small in comparison with the fund value liability there is no significant effect on operations or the financial condition of the Company.

The balance sheet shows advance commissions of $24,194 and $232,771 at December 31, 1996 and 1995, respectively. Allowances for uncollectible accounts were $759,941 and $794,124 at December 31, 1996 and 1995, respectively.

Since 1991, management has concentrated on a strategy involving both asset and earnings growth through internal expansion and acquisition of new businesses. At the same time the Subsidiaries are expanding the agency force and developing policies in order to compete with the competition. This strategy has had a positive effect as assets have increased approximately $75,109,000 between December 31, 1991 and December 31, 1996 which includes the $18,800,000 issuance of additional common stock. Also stockholders' equity has increased approximately $36,006,411 during the same period.

Production of new business in the last half of 1991 was nonexistent. Subsequently, new business began increasing each year which is part of the strategy for improving the Company's cash flow and improving its financial position.

Inflation has had no significant effect on reported revenue, and the results of operations are not expected to be significantly affected by inflation in the near future.


LIQUIDITY AND CAPITAL RESOURCES

Franklin American initially was capitalized through a private placement of Common Stock at $1 per share, followed by two intrastate Common Stock offerings at $5 per share. A total of 2,383,870 shares were issued and $9,054,774, net of commissions and other costs of raising capital of $1,364,376, were raised through these offerings. Of the foregoing, a total of 1,828,894 shares were issued through a related company to which commissions of $1,227,665 were paid based on commission rates ranging from 4% to 14% of total capital received from the issuance of these shares, which totaled $9,144,470.

In 1991, the offering price on the 1,674 shares issued during the offering to current stockholders in 1990 was changed from $5.00 to $3.50 per share. Shareholders were given the option to receive additional shares or a refund. As a result, 576 additional shares were issued and $292.50 refunded. Also, in October 1991, the Company received $3,757,500.60 for 2,683,959 shares of common stock from a private placement sale in a single transaction. In September 1993, the Company issued an additional 4,500,000 shares of Common Stock at $2.00 per share for a gross total of $9,000,000. $4,200,000 of these proceeds was contributed to Franklin American and the remainder was invested in U.S. Government securities held by the Company. The balance of the shares outstanding were issued through warrants, dividends, or sold by officers with no payment of commissions.

In August 1994, the Company issued an additional 3,238,095 shares of Common Stock at $2.10 per share for a gross total of $6,800,000. The Company used a portion of the funds to acquire IFSLIC for $4,615,408.

In December 1995, the Company issued an additional 1,500,000 shares in a private placement of common stock at $2.00 per share for a total of $3,000,000.

The funds obtained through these equity offerings were used in supporting operating cost and acquiring new insurance policies. The excess funds were invested primarily in fixed and equity securities. As a result of the invested capital and investment of premiums received from policyholders, invested assets and cash equivalents at December 31, 1996 and 1995 totalled $93,380,149 and $79,062,329, respectively. The stockholders' equity at December 31, 1996 was $40,553,734 compared to $32,547,323 at December 31, 1995.

Various states in which the subsidiaries do business require that a security deposit be maintained in such states to be held in trust for the protection of policyholders. Such security deposits are in the form of investment securities and are held in trust by that particular state's insurance commissioner. Although the investment security remains in the possession of the particular state's insurance commissioner, the Company receives interest earned on such securities. Total carrying amount of such security deposits as of December 31, 1996 is $2,765,505. While the Company receives the interest generated by such securities, principal is not available for general corporate use except that the security may be replaced with another security with sufficient value. The Company is required to maintain such security deposits in the states so long as it has insureds residing in such states whose aggregate future policy benefits are in excess of the amount required by statute to be kept on deposit.

Franklin American's statutory capital and surplus was $12,507,724 at December 31, 1996. Tennessee insurance law requires Franklin American to maintain a minimum capital and surplus of $2,000,000. Franklin American reported a statutory profit of $753,104 at December 31, 1996.

Family Guaranty's statutory capital and surplus was $1,843,136 at December 31, 1996. Mississippi insurance law requires $1,000,000 minimum capital and surplus. Family Guaranty reported a statutory gain of $124,737 at December 31, 1996.

Protective's statutory capital and surplus was $2,961,723 at December 31, 1996. Mississippi insurance law requires $1,000,000 minimum capital and surplus. Protective reported a statutory gain of $442,566 at December 31, 1996.

The two primary sources of cash are premiums and investment income. During 1995 the private placement of $3,000,000 of the Company's common stock was an additional source of cash. The primary uses of cash are the payment of policy benefits and operating expenses. The Company reflects a cash decrease of $71,708 in 1996 and shows a cash increase of $514,596 in 1995 including the $3,000,000 for additional shares of stock. A portion of the funds were used as contributed surplus to Protective and the remaining invested in United States Government securities to be used later to purchase additional business. In 1994 the Company showed a cash decrease of $90,010 including the $6,800,000 for additional shares of stock. The funds were used principally in the acquisition of additional life insurance companies and/or blocks of business. In each of the years presented, interest and realized capital gains on bonds are generally reinvested in bonds which may cause the Company to reflect a negative cash flow.

Prior approval of the Tennessee Insurance Department is required for the payment by an insurance company of dividends, loans, or other advances which exceed certain statutory limitations. Therefore, as of December 31, 1996 no dividends could be paid without prior approval of the Tennessee Insurance Department.

The risk-based capital standard for life companies was developed by the NAIC which consists of four major risk tests. The tests are: asset risk, insurance risk, interest risk, and business risk. These tests are intended to measure the adequacy of a company's actual statutory capital as measured by its risk-based capital ratio. The minimum capital level is 100%. The Subsidiaries' risk based capital calculations show that the Subsidiaries' total adjusted capital exceeds the Subsidiaries' Action Level Risk Based Capital which indicates that regulatory action or attention is not needed. Therefore, the calculation indicating the level of regulatory attention is not required.

This capital standard should not have an impact on the Company's liquidity or results of operations, nor will it have any effect on the Company's business strategy. The Company and Subsidiaries primarily invested in U.S. Government bonds in 1996 which creates a low risk factor.


ITEM 7.           FINANCIAL STATEMENTS

See index to consolidated financial statements and financial statement schedules on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders, which is herein incorporated by reference.

ITEM 10.          EXECUTIVE COMPENSATION

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders, which is herein incorporated by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders, which is herein incorporated by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders, which is herein incorporated by reference.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

                           See Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 for a list of all financial statements filed as part of this report.

                  2.       Financial Statement Schedules

                           See Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 for a list of all financial statement schedules filed as part of this report.

                           All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3.       Exhibits

                           The Index to Exhibits appears on the following page.

         (b)      Reports on Form 8-K filed during the fourth quarter.  None.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


Report on Form 10-KSB for the fiscal year ended December 31, 1996

                                                                                                          Page
                                                                                                        Number in
                                                                                                         Manually
         Exhibit                                                                                         Signed
         Number                                      Description                                        Original
         ------                                      -----------                                        --------
         3.1               Charter of the Company (filed as Exhibit 1.1 of the
                           Company's Registration Statement on Form S-1,
                           No. 33-26453, effective August 10, 1990, and
                           incorporated herein by reference).

         3.2               By-Laws of the Company (filed as Exhibit 3.2 of the
                           Company's Form 10-KSB filing for fiscal year ended
                           December 31, 1993 and incorporated by reference herein).

         3.3 Form of Share Exchange Agreement (filed as Exhibit of the Company's Registration Statement on Form S-1,
                           File No. 33-26453, effective August 10, 1990, and incorporated herein by reference).

         4.1               Form of Stock Certificate (filed as Exhibit 4.1 of the
                           Company's Registration Statement on Form S-1,
                           File No. 33-26453, effective August 10, 1990, and incorporated herein by reference).

         10.1              Reinsurance Agreement between Franklin American
                           and Optimum ReInsurance Company (purchased agreement
                           from AGC Life Insurance Company ) (filed as Exhibit 10.1
                           of the Registrant's Registration Statement on Form S-1,
                           File No. 33-26453 effective August 10, 1990 and
                           incorporated herein by reference).

         10.2              Agency Agreement between Franklin American and
                           Guy S. Kirkpatrick (filed as Exhibit 10.2 of the Registrant's

                                                                        PAGE 33


                           Registration Statement on Form S-1, File No. 33-26453 effective August 10, 1990 and incorporated herein by reference).
         10.3     Agreement between Franklin American and Tennessee
                  Funeral Security, Inc. (filed as Exhibit 10.5 of the
                  Registrant's Registration Statement on Form S-1,
                  File No. 33-26453 effective August 10, 1990 and incorporated by reference herein).

         10.4     Reinsurance Agreement between Cologne Life Reinsurance
                  Company and Franklin American dated December 17, 1990. (filed as Exhibit 10.15 of the Registrant's Form 10-K filing for fiscal year ended December 31, 1990 and incorporated by reference herein).

         10.5     Franklin American Corporation 1988 Stock Incentive
                  Plan (filed as Exhibit 10.4 of the Registrant's
                  Registration Statement on Form S-1, File No.
                  33-26453 effective August 10, 1990 and incorporated by reference herein).

         22.1     List of Subsidiaries

         27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FRANKLIN AMERICAN CORPORATION


DATE:    MARCH 27, 1997        BY:       /s/ John A. Hackney
                                        -------------------------------------
                                        John A. Hackney, Chairman,
                                        President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                          Title                                    Date
                  ---------                          -----                                    ----
                                            Chairman, President and
                                            Chief Executive Officer
/s/ John A. Hackney                         (Principal Executive Officer)               March  27, 1997
---------------------------------
        John A. Hackney


                                            Chief Financial
/s/ Gary L. Atnip                           Officer and Director                        March 27, 1997
---------------------------------
        Gary L. Atnip



/s/ John T. Bible                           Director                                    March 27, 1997
---------------------------------
         John T. Bible


                                            Treasurer and
/s/ Judith C. Lowrey                        Director                                    March  27, 1997
---------------------------------
         Judith C. Lowrey


/s/ William T. Patterson                    Director                                    March 27, 1997
---------------------------------
         William T. Patterson



/s/ Jerry D. Poindexter                     Director                                    March 27, 1997
---------------------------------
      Jerry D. Poindexter


/s/ Wade A. Willis                          Director                                    March 27, 1997
---------------------------------
      Wade A. Willis

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Franklin American Corporation and subsidiaries are incorporated by reference into Item 7:


Report of Independent Auditors .......................................F-2

Consolidated Balance Sheets--December 31, 1996 and 1995 ..............F-3

Consolidated Statements of Operations-Years Ended
December 31, 1996, 1995 and 1994 .....................................F-4

Consolidated Statements of Stockholders' Equity-Years
Ended December 31, 1996, 1995 and 1994 ...............................F-5

Consolidated Statements of Cash Flows-Years Ended
December 31, 1996, 1995 and 1994 .....................................F-6

Notes to Financial Statements ........................................F-7


The following consolidated financial statement schedules of Franklin American Corporation and subsidiaries are incorporated by reference into Item 7:


Schedule I--Summary of Investments--Other than Investments in
         Related Parties.

Schedule II--Condensed Financial Information of Registrant.

Schedule III--Supplementary Insurance Information.

Schedule IV--Reinsurance.

                                 [LETTER HEAD]




INDEPENDENT AUDITOR'S REPORT
----------------------------



March 21, 1997

To the Board of Directors and Shareholders of FRANKLIN AMERICAN CORPORATION

We have audited the consolidated balance sheets of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1996, and 1995 and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Leuty and Heath, PLLC

LEUTY AND HEATH, PLLC
Certified Public Accountants

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                          December 31
                                              Notes                    1996               1995
                                              -----                    ----               ----
ASSETS
Investments:                                  1,3,10
  Fixed maturities -- at amortized
     cost (market: 1996, $2,530,773;
     1995, $2,289,450)                          3,10               $   2,505,506      $ 2,202,893
     Held for sale - at market
     (cost: 1996, $89,497,087; 1995
     $73,601,598)                               3,10                  89,399,477       73,491,300
  Common stock                                                               -                803
  Mortgage loans on real estate:
    Unaffiliated                                                          67,999        1,417,106
  Policy loans                                                           196,894          245,714
  Short-term investments                          10                     174,674          597,206
                                                                    ------------      -----------

          TOTAL INVESTMENTS                                           92,344,550       77,955,022

Cash and cash equivalents                                              1,035,599        1,107,307
Accrued investment income                                                860,916          671,246
Deferred policy acquisition costs                1,2                   3,100,110        1,900,508
Property and equipment--at cost,
  less accumulated depreciation (1996,
    $1,179,150; 1995, $1,077,154)                  1                     296,422          319,259
Intangible assets                                1,4                   8,409,668        8,636,207
Agent advances (net of allowance for
     uncollectible accounts of $759,941
     in 1996 and $794,124 in 1995)                 5                      24,194          232,771
Other assets                                       4                     506,719          446,749
                                                                    ------------      -----------

          TOTAL ASSETS                                              $106,578,178      $91,269,069
                                                                    ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                       1,2               $  62,318,987      $56,485,831
    Other policy liabilities                       1                     390,754          576,875
                                                                    ------------      -----------

TOTAL POLICY LIABILITIES                                              62,709,741       57,062,706
ACCRUALS
Accrued expenses and other liabilities                                   747,073          486,530
Income tax payable - current                       7                   1,459,386          353,572
Income tax payable - deferred                      7                   1,108,244          818,938
                                                                    ------------      -----------

          TOTAL LIABILITIES                                           66,024,444       58,721,746


COMMITMENTS AND CONTINGENCIES                    8,9

STOCKHOLDERS' EQUITY                               1
  Common stock, no par value; authorized
    20,000,000 shares; issued and
    outstanding 14,426,096 shares in 1996
    and 1995                                                          31,738,304       31,738,304
  Treasury Stock: 162,350 shares in 1996 and 1995                       (336,670)        (336,670)
  Retained earnings                                                    9,152,100        1,145,689
                                                                    ------------      -----------

          TOTAL STOCKHOLDERS' EQUITY                                  40,553,734       32,547,323
                                                                    ------------      -----------

          TOTAL LIABILITIES AND EQUITY                              $106,578,178      $91,269,069
                                                                    ============      ===========

See notes to consolidated financial statements.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For Years Ended December 31
                                                              Notes         1996              1995                1994
                                                              -----     -----------        -----------         ------------
REVENUE:
   Insurance revenue:                                         1
      Traditional life and accident and
         health insurance premiums                                      $10,177,779        $ 8,206,778         $ 5,368,374
      Universal life and investment
         product policy charges                                           2,071,532          2,508,301           1,700,248
   Net investment income                                      1,3         5,582,250          5,657,309           4,466,549
   Net realized and unrealized investment gains               1,3,9       8,590,285          3,801,492             166,301
   Other (net)                                                12            484,524          1,606,498              45,754
  Cumulative effect of change in accounting principles                            -                  -            (118,859)
                                                                        -----------        -----------         -----------
                                                                         26,906,370         21,780,378          11,628,367

BENEFITS, CLAIMS, AND EXPENSES:
   Policy benefits and claims:                                1
      Traditional life and accident and
         health insurance                                                 3,361,776          3,239,186             965,288
      Universal life and investment products                                936,366            798,696             796,639
   Change in premium deficiency                               13                  -                  -             (50,000)
   Change in life and A&H insurance
      reserves for future benefits                                        7,265,046          5,772,084           2,747,568
   Amortization of deferred policy
      acquisition costs                                       1           1,060,587          5,303,168           1,065,686
   Commissions                                                              449,345            506,108             427,538
   Operating costs and expenses                               2,12        4,422,430          3,963,958           2,799,530
                                                                        -----------        -----------         -----------

                                                                         17,495,550         19,583,200           8,752,249
                                                                        -----------        -----------         -----------

NET INCOME BEFORE TAX                                                     9,410,820          2,197,178           2,876,118
   Income tax expense                                         7          (1,404,409)          (172,758)           (934,339)
                                                                        -----------        -----------         -----------

NET INCOME FROM CONTINUING OPERATIONS                                     8,006,411          2,024,420           1,941,779
LOSS FROM DISCONTINUED MORTGAGE OPERATIONS                    9                   -                  -            (403,381)
                                                                        -----------        -----------         -----------

NET INCOME                                                              $ 8,006,411        $ 2,024,420         $ 1,538,398
                                                                        ===========        ===========         ===========

INCOME/(LOSS) PER COMMON SHARE:                               1
  Continuing Operations                                                 $      0.55        $      0.16         $      0.18
  Discontinued Operations                                     2                   -                  -                (.04)
                                                                        -----------        -----------         -----------

NET INCOME PER COMMON SHARE                                                    0.55               0.16                0.14
                                                                        ===========        ===========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               14,426,096         13,028,835          10,710,400
                                                                        ===========        ===========         ===========


See notes to consolidated financial statements.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                Unrealized      Retained        Total
                                      Common       Treasury     Gain/(Loss)     Earnings     Stockholders'
                                      Stock         Stock     on Investments    (Deficit)       Equity
                                   -----------     --------   --------------   -----------   -------------
BALANCE, DECEMBER 31, 1993         $21,938,304         --        (118,859)     (2,417,129)      19,402,316

  Issuance of common stock           6,800,000         --            --              --          6,800,000

  Purchase of treasury stock              --       (149,000)         --              --           (149,000)

  Cumulative effect of change
      in accounting principles            --           --         118,859            --            118,859

  Net income                              --           --            --         1,538,398        1,538,398
                                   -----------     --------      --------      ----------      -----------

BALANCE, DECEMBER 31, 1994          28,738,304     (149,000)         --          (878,731)      27,710,573

  Issuance of common stock           3,000,000         --            --              --          3,000,000

  Purchase of treasury stock              --       (187,670)         --              --           (187,670)

  Net income                              --           --            --         2,024,420        2,024,420
                                   -----------     --------      --------      ----------      -----------

BALANCE, DECEMBER 31, 1995          31,738,304     (336,670)         --         1,145,689       32,547,323

 Net income                               --           --            --         8,006,411        8,006,411
                                   -----------     --------      --------      ----------      -----------

BALANCE, DECEMBER 31, 1996         $31,738,304     (336,670)         --         9,152,100       40,553,734
                                   ===========     ========      ========      ==========      ===========

See notes to consolidated financial statements.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For Years Ended December 31
                                                             1996                 1995                    1994
                                                        ----------------     ----------------     ----------------
OPERATING ACTIVITIES
  Net income                                            $      8,006,411     $      2,024,420      $     1,538,398
  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities:
    Change in life and A&H reserves                            7,265,046            5,772,084            2,747,568
    Revenues from policy fund charges                         (2,071,532)          (2,508,301)          (1,700,248)
    Depreciation                                                 128,469              196,027              169,664
    Amortization                                                 226,539              464,946              597,259
    Net change in book value of securities                       109,200                1,981               25,283
    Net realized investment (gains) losses                    (8,590,285)          (3,801,492)            (193,360)
    Purchase of trading securities                       (12,820,141,182)     (14,857,545,723)      (8,385,896,576)
    Sales of trading securities                           12,813,241,793       14,841,615,091        8,378,693,105
    Amortization of policy acquisition
      costs                                                    1,060,587            5,303,168            1,065,686
    Change in unearned premiums                                  (59,619)              29,241              227,484
    Change in agent advances                                     208,577             (213,250)              89,214
    <Increase> decrease in accrued
      investment income                                         (189,670)             (48,225)            (227,993)
    Increase <decrease> in accrued
      policy benefits and claims                                (126,502)            (586,357)             665,045
    Increase <decrease> in federal income tax payable          1,395,120              274,483              758,027
    Change in other assets and other
      liabilities                                                249,394           (3,769,278)          (4,874,326)
    Capitalization of deferred policy
      acquisitions costs                                      (2,260,189)          (1,545,539)          (3,701,115)
    Change in premium deficiency                                                                           (50,000)
                                                        ----------------     ----------------     ----------------
              NET CASH PROVIDED (USED)
               BY OPERATING ACTIVITIES                  $     (1,547,843)    $    (14,336,724)    $    (10,066,885)
                                                        ----------------     ----------------     ----------------

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                             For Years Ended December 31
                                                         1996          1995            1994
                                                    -----------    -----------    ------------
INVESTING ACTIVITIES
  Purchases of investments and loans                $  (916,729)   (42,064,540)   (113,061,627)
  Sales of investments                                  879,847      1,840,628         149,250
  Maturities of investments                             137,500     58,136,976      86,625,853
  Proceeds from repayment of loans                      841,507        493,575          14,410
  Purchases of property and equipment                  (105,632)      (188,618)        (77,425)
  Proceeds from sale of property and equipment             --           40,555            --
                                                    -----------    -----------    ------------

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                             836,493     18,258,576     (26,349,539)
                                                    -----------    -----------    ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   --        3,000,000       6,800,000
  Purchase of treasury stock                               --         (187,670)        (98,700)
  Receipts from universal life policies
    credited to policyholder account
    balances                                          2,890,678      6,564,572      24,595,459
  Return of policyholder account balances
    on universal life policies                       (2,251,036)   (23,690,093)     (3,767,260)
  Traditional reserves received from acquisitions          --       10,905,935       8,796,915
                                                    -----------    -----------    ------------
NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                              639,642     (3,407,256)     36,326,414
                                                    -----------    -----------    ------------

                     INCREASE (DECREASE) IN CASH        (71,708)       514,596         (90,010)

Cash and cash equivalents at beginning of year        1,107,307        592,711         682,721
                                                    -----------    -----------    ------------


CASH AND CASH EQUIVALENTS AT END
OF YEAR                                             $ 1,035,599      1,107,307         592,711
                                                    ===========    ===========    ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Interest credited to policyholders
  accounts                                          $ 1,524,206      1,932,373       2,279,385
                                                    ===========    ===========    ============


  Income taxes paid                                 $    42,724           --           191,000
                                                    ===========    ===========    ============


NONCASH TRANSACTIONS:


In 1994, the mortgage company's subsidiaries were sold and the Company received a $113,500, 8% interest bearing note as part of the selling price.
In 1994, the Company acquired three insurance companies and sold two of the acquired companies before the end of 1994. (See footnotes #2 and #9 for further discussion)
In 1994, the Company coinsured a block of annuities with fund values of $21,912,000 accounted for on purchase accounting basis. In 1995, after the ceding company was placed under formal rehabilitation, the Company was denied the assumption of this block of annuities by the Pennsylvania Insurance Department. As a result the co-insurance agreement was rescinded and the policy fund values returned to the ceding company. (See footnote #2 for further discussion of both the purchase in 1994 and the disposition in 1995)



See notes to consolidated financial statements.

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's financial statements are prepared in conformity with generally accepted accounting principles.

     Consolidation Policy and Corporate Organization - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Franklin American Life Insurance Company, Franklin American Agency, Family Guaranty Life Insurance Company and Protective United Assets, Inc. All significant intercompany balances and transactions have been eliminated.

     Franklin American Life Insurance Company is licensed by the Tennessee Department of Commerce and Insurance as a stock life insurance company. Family Guaranty Life Insurance Company is licensed by the Mississippi Insurance Department. Protective United Assets, Inc. is a Mississippi domiciled holding company whose principal assets are Franklin Protective Life Insurance Company, (name changed from Protective Service Life in
     1996), and Southern Heritage Life Insurance Company (an inactive Company). Franklin American Life has two primary lines of business; life insurance (traditional and universal life) and annuities. Family Guaranty Life sells industrial type insurance policies. Franklin Protective Life sells primarily traditional life policies and annuities.

     A significant portion of the Company's life insurance and annuity business represents sales in the funeral market through funeral home directors or their employees who are licensed agents of the Company. Frequently, the funeral home is assigned benefits under the policies to provide funeral arrangements for the insured. Protective United Assets, Inc. serves as Trustee for life insurance trusts for the benefit of several funeral homes. As Trustee, when monies are received into the trust, generally annuity policies are purchased from Franklin Protective Life; however, monies received may be invested in certain securities if requested by the trust Grantor.

     Investments - Fixed maturity investments that are held for investment purposes are stated at amortized cost.

     Fixed maturities held for sale (bonds) are stated at market. At each balance sheet date, fixed maturities are reviewed to determine if the Company intends to and has the ability to hold each fixed maturity owned to its maturity. If the Company concludes it will not hold a fixed maturity investment to maturity, then the investment is reclassified to "held for sale" and carried at market. Fixed maturities are generally sold to take advantage of interest rate changes which increase assets and income. Investments held for investment purposes are also reviewed on each balance sheet date to determine if their value has been impaired. The Company considers whether a decline in market value at the balance sheet date is temporary; if not, the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as an unrealized loss in the period of decline.

     Equity securities (common and preferred stocks) are stated at market value and mortgage loans on real estate and policy loans are stated at their unpaid principal balance. Short-term investments are stated at cost.

     Gains and losses on the sale of investments and provisions for possible losses on investments are included in net realized and unrealized investment gains or losses in the statement of operations. Cost is determined by specific identification in computing realized gains and losses.

     Revenue, Benefits, Claims and Expenses:

     a. Traditional Life Insurance Products - Traditional life insurance includes those products with fixed and guaranteed premiums and benefits and consists principally of whole life insurance policies and annually renewable term policies. Premiums for traditional life insurance policies are recognized as revenue when due. The liabilities for future policy benefits and expenses for traditional life insurance policies are computed using a net-level method including assumptions as to investment yields, withdrawals, mortality and other assumptions based on the Company's experience modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviation. The reserve yield assumption was a range of 3% to 5 1/2% over the past three years. Benefit reserves for traditional insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.

     b. Universal Life and Investment Products - Universal life products include universal life insurance and other interest-sensitive life insurance products. Investment products include deferred annuities without life contingencies. Revenues related to universal life and investment products consist of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges and deferred revenue charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest credited to policy account balances is charged to expense under the caption "change in life insurance reserves." Interest credit rates for universal life and investment products ranged from approximately 5% to 6% for the three year period ending December 31, 1996.

     c. Accident and Health Insurance - Accident and health insurance premiums are recognized as revenue over the terms of the policies. The liability for policy benefits and claims includes unpaid claims that have been reported to the Company and estimated claims incurred but not yet reported, plus certain future policy benefits under noncancelable policies. Policy claims are charged to expense in the period that the claims are incurred.

     d. Deferred Policy Acquisition Costs - These costs represent agent commissions and other costs of acquiring traditional life insurance, universal life and investment products that vary with and are primarily related to the production of new and renewal business. Traditional life insurance acquisition costs are amortized over the premium-payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Acquisition costs for universal life and annuities are amortized over the lives of the policies in relation to either the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins, or the balance of insurance in force. The Company evaluates annually the actual versus expected experience with respect to the elements of expected future gross profits, and changes in amortization of acquisition costs as considered appropriate based on the results obtained.

     e. Premium Deficiencies - On an annual basis, the Company reviews its life and accident and health insurance products to determine whether the policies contain sufficient premiums to provide for future benefits and expenses.

          The Company utilizes their actual experience with respect to expenses, interest, mortality, morbidity and withdrawals to determine whether accumulated reserves together with the present value of future gross premiums will be sufficient to cover future benefits and expenses and unamortized deferred policy acquisition costs. As a result of this review, the Company provides for net premium deficiencies through a charge to current year operations.

     f. Claim Liabilities - Claim liabilities are estimated using actual claim development patterns and represent an estimate of the ultimate unpaid cost of claims incurred but unpaid at the balance sheet date.

     Other Accounting Policies:

     a. Reinsurance - Gross premiums ceded to other companies have been reported as a reduction of premium income for traditional insurance products. Amounts applicable to reinsurance ceded for reserves have been reported as a reduction of reserves. Related commission and expense allowances have been reported as a reduction of deferred policy acquisition costs as appropriate.

     b. Property and Equipment - Property and equipment is carried at cost and depreciated over their estimated useful lives, ranging from 5 to 15 years primarily using the straight-line method.

     c. Income (Loss) Per Common Share - Income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Stock options and warrants, considered common stock equivalents, have not been included in the calculation due to their antidilutive effect. Fully diluted earnings per share is not presented since it approximates the gain or loss per common share.

     d. Intangible Assets - Intangible assets include organization costs which is amortized on a straight-line basis over a five-year period; goodwill from the acquisition of subsidiaries and state business licenses, are amortized on a straight-line basis over a forty-year period.

     e. Income Taxes - The Company files a consolidated tax return with those life and non-life insurance subsidiaries meeting the time requirement. Those subsidiaries who do not meet the time requirement file a separate tax return. The insurance holding company acquired during 1995 files a consolidated return with its wholly owned life insurance subsidiary. In February 1992, the Financial Accounting Standards Board (FASB) issued Statement 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this Statement, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

     f. Consolidated Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts. Cash equivalents include only investments with original maturities of three months or less.

     g. Postretirement Benefits - In December 1990, the Financial Accounting Standards Board issued statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which is to be effective for fiscal years beginning after December 15, 1992. The impact of the new standard is not material to the Company's consolidated financial statements.

     h. Reclassifications - The accompanying 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

2.   ACQUISITIONS

          Franklin American Life Insurance Company acquired $604,000 of reserves (covering both life and annuity reserves) in 1993 through an assumption reinsurance agreement. The deferred acquisition cost is presented as an asset and other fund values are reflected in the future policy benefits in the balance sheet. These items have been adjusted to recognize the appropriate income and deferred acquisition cost amortization.

          AmCash Mortgage, Inc. and Merchants Home Mortgage, Inc. (name changed to Franklin American Mortgage, Inc. in 1994), both wholly owned subsidiaries of the Company, began business operations during 1993. These subsidiaries were sold in 1994. The consolidated statement of operations reflects the operating results for the period held in 1994 ending September 30, 1994. The net loss consists of a capital gain of $27,058 and a loss from operations of $430,439 or a net of $403,381 loss reported as discontinued operations in the consolidated statement of operations. This resulted in a four cent ($0.04) loss per share.

          At various times during 1994, the Company acquired a block of annuity policies totalling $21,912,000 of fund values from North American Life Insurance Company (NALICO). Effective September 1, 1995 the Company and the Pennsylvania Insurance Commissioner agreed to rescind the co-insurance agreement between the Company and NALICO. Fund values totalling $21,459,048 were returned by the Company while recognizing a gain on this transaction of $591,361 or five cents ($0.05) income per share.

          Effective January 1, 1994 the Company acquired Family Guaranty Life Insurance Company of Mississippi for $2,900,000. Total assets acquired in this transaction were $12,069,000 including goodwill of $2,641,858 and deferred policy acquisition costs of $1,159,354.

          Effective March 31, 1994 the Company acquired Farmers and Ranchers Life Insurance Company of Oklahoma for $4,120,000. Total assets acquired were $12,262,000 including goodwill of $1,202,192 and deferred policy acquisition costs of $900,000. (Farmers and Ranchers was sold effective October 31, 1994 - See Related Party Note for further discussion).

          Effective August 12, 1994 the Company acquired International Financial Services Life Insurance Company of Missouri for $4,615,000. Total assets acquired were $4,634,000 including goodwill of $118,000. International Financial Services had no business in force. The purpose of the acquisition was to acquire the licenses in 42 states with the cost of the licenses recorded as an intangible asset of $1,155,000. (International Financial Services was sold effective November 30, 1994 - See Related Party Note for further discussion).

          On March 17, 1995 effective January 1, 1995, the Company acquired Protective United Assets, Inc. (PUA), an insurance holding company, for a purchase price of $4,178,000. Total assets received were $22,025,000 including goodwill of $5,603,000. The primary asset of PUA is Franklin Protective Life Insurance Company.


     3.   INVESTMENTS

          Major categories of net investment income are summarized as follows:



                                                        1996           1995            1994
                                                        ----           ----            ----
Fixed maturities                                   $5,561,190      $4,738,458      $4,412,884
Equity securities                                           5          63,593           5,274
Mortgage loans on real estate                          57,956         101,621          33,839
Policy loans                                           14,110          12,272          11,137
Short-term investments                                 65,423         833,871          92,090
                                                   ----------      ----------      ----------
                                                    5,698,684       5,749,815       4,555,224
Investment expenses                                  (116,434)        (92,506)        (88,675)
                                                   ----------      ----------      ----------
Net investment income                              $5,582,250      $5,657,309      $4,466,549
                                                   ==========      ==========      ==========

Net realized and unrealized investment
    gains (losses):

Fixed maturities                                   $9,085,902      $3,745,482       $(393,905)
Equity securities                                         917         118,165          (5,065)
Mortgage loans                                       (507,600)        (45,804)           --
Sale of life companies subsidiaries                      --              --           489,047
                                                   ----------      ----------      ----------

     Net realized investment gains (losses)         8,579,219       3,817,843          90,077
     Net unrealized investment gains (losses)          11,066         (16,351)         76,224
                                                   ----------      ----------      ----------
                                                   $8,590,285      $3,801,492      $  166,301
                                                   ==========      ==========      ==========



          During 1994, the Company adopted Statement of Financial Accounting Standard No. 115 relating to certain marketable securities. This standard requires that unrealized gains and losses on trading securities be recognized in the statement of operations beginning in 1994. Adoption of this standard requires that the initial impact on equity be reported as the cumulative effect of an accounting change in the statement of stockholders' equity.

          The value of investments in fixed maturity securities was as follows:



                                             December 31, 1996
                              ----------------------------------------------------
                                                               Gross Unrealized(1)
                                                               -------------------
                              Carrying      Amortized
                              Value(1)      Cost(1)           Gains        Losses
                              --------      -------           -----        ------
United States Government     $89,399,477    $2,335,910      $14,175     $(101,710)
                             -----------    ----------      -------     ---------
Corporate                           --         169,596       15,193          --
                             $89,399,477    $2,505,506      $29,368     $(101,710)
                             ===========    ==========      =======     =========

(1) Carrying value represents market value; therefore, the unrealized gains and losses are calculated by the difference between cost of $89,497,087 and carrying value. For those bonds carried at amortized cost, the unrealized gains and losses are calculated by the difference between amortized cost and market of $2,530,773.


                                             December 31, 1996
                              ----------------------------------------------------
                                                               Gross Unrealized(1)
                                                               -------------------
                              Carrying      Amortized
                              Value(2)      Cost(2)           Gains        Losses
                              --------      -------           -----        ------
United States Government     $73,486,250    $1,963,228      $60,232     $(110,348)
Corporate                          5,050       239,665       26,376          --
                             -----------    ----------      -------     ---------
                             $73,491,300    $2,202,893      $86,608     $(110,348)
                             ===========    ==========      =======     =========


(2) Carrying value represents market value; therefore, the unrealized gains and losses are calculated by the difference between cost of $73,601,598 and carrying value. For those bonds carried at amortized cost, the unrealized gains and losses are calculated by the difference between amortized cost and market of $2,289,450.

The carrying value of fixed maturity securities at December 31, 1996, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                  Carrying              Market
                                                    Value               Value
                                                    -----               -----
Due during next five years                       $ 2,154,907        $ 2,165,025
Due after five years through ten years                18,493             19,850
Due after ten years through fifteen years               --                 --
Due after fifteen years through twenty years         100,000            111,125
Due after twenty years                            89,631,583         89,634,250
                                                ------------       ------------
                                  Totals         $91,904,983        $91,930,250
                                                ============       ============


          The market values of fixed maturity securities were based upon quoted market prices for marketable bonds.


         The following investments exceeded ten percent of stockholders' equity as of December 31, 1996 and 1995:


                                                                   As of December 31
                                         ------------------------------------------------------------
                                                          1996                       1995
                                                         ----                        ----
                                                Carrying       Estimated     Carrying      Estimated
                                                  Value         Market        Value          Market
                                         -----------------------------------------------------------
Ten percent of stockholders' equity             $ 4,055,373                $ 3,254,732

Bonds:
      U.S. Treasury Bond Series 2021,
      8% due November 2021                      $88,610,857    $88,610,857 $70,810,000  $70,810,000

4.   INTANGIBLE ASSETS AND OTHER ASSETS

         Intangible assets consist of the following at December 31:

                                                     1996                 1995
                                                 -----------          ----------
Goodwill                                         $ 8,244,554         $8,244,554
Less accumulated amortization                       (478,274)          (272,160)
State business licenses                              817,000            817,000
Less accumulated amortization                       (173,612)          (153,187)
                                                 -----------         ----------
         Total                                   $ 8,409,668         $8,636,207
                                                 ===========         ==========


       Other assets include the following at December 31:

                                                     1996              1995
                                                 -----------          ----------
Notes receivable - other                         $    72,672            100,000
Insurance Guaranty Fund                              269,478            235,743
All others                                           164,569            111,006
                                                 -----------         ----------
                                                 $   506,719         $  446,749
                                                 ===========         ==========



5.   AGENT ADVANCES

     In February 1989, the Company adopted a program whereby commission advances were made to agents on certain new business. These advances were to be repaid principally through the application of commissions earned on premiums received in the future. At December 31, 1996 and 1995, the balance sheet reflects agent advances of $24,194 and $232,771, respectively. During 1990, the Company evaluated the recoverability of these advances and concluded that due to the overall persistency within the lines of business, an allowance for these advances was necessary in order to state the advances at their net realizable value. The allowance at December 31, 1996 and 1995 is $759,941 and $794,124, respectively. The Company began phasing out its advance commission program in 1990 and completed the phase out in 1991. The increase in agents advances in 1995 was due to the acquisition of Protective United Assets, Inc. effective January 1, 1995.

6.   STOCKHOLDERS' EQUITY

     The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which differs in certain respects from statutory accounting practices (SAP) prescribed or permitted by regulatory authorities. The significant differences in SAP and GAAP accounting practices result from:

     a. Certain costs of acquiring and issuing new policies (principally commissions and certain policy issue costs) which, under GAAP, are capitalized as deferred policy acquisition costs and amortized over the life of the related premium paying period, or the lives of the policies in relation to either the present value of estimated gross profits or the balance of insurance in force. SAP requires these costs to be expensed as incurred.

     b. Premium revenue on universal life and investment products for GAAP reporting purposes, consists of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Any additional cash received is applied to the policy value. For SAP purposes, premium revenue on universal life and investment products are treated as revenue when received.

     c. Premium revenue on single premium universal life and deferred annuity policies for GAAP reporting purposes, is reduced by the amount of certain front-end expense loads, which are deferred as unearned revenue and amortized in proportion to the present value of expected future profits on the related policies. Such unearned revenue is included in future policy benefits on the balance sheet. For SAP purposes, premiums on single premium universal life and annuity policies are treated as revenue when received.

     The statutory net income (loss) and capital and surplus for the Company's life insurance subsidiaries as filed with the various state departments of insurance were as follows:

                                                     Net Income (Loss)                Capital and Surplus
                                            -----------------------------------   ----------------------------
                                              1996          1995       1994            1996          1995
                                            ------         ------     ------         --------     --------
Franklin American Life Insurance Co.        $753,104     1,857,792    347,662      12,507,723    11,339,850
Family Guaranty Life Insurance Co.           124,737       187,397   (452,464)      1,843,136     1,209,934
Franklin Protective Life Insurance Co.(1)    442,566    (1,308,516)         -       2,961,723     2,293,397


(1) acquired January 1, 1995

     Prior approval for the payment of dividends by the life insurance subsidiaries to the parent must be obtained from, and prior notification of loans or other advances by the life insurance subsidiaries to the parent must be made to the Department of the domicile state for amounts in excess of certain statutory limitations. At December 31, 1996 and 1995, no such dividends could be paid without prior approval.

     Under Tennessee law, the domicile state of Franklin American Life Insurance Company, the minimum statutory capital and surplus is $2,000,000 at December 31, 1996. Under Mississippi law, the domicile state of Family Guaranty Life and Franklin Protective Life, minimum capital and surplus is $1,000,000 at December 31, 1996. The minimum requirements for statutory capital and surplus vary for many of the 15 states in which the Company is licensed with the highest minimum requirement being $3,000,000.

7.   INCOME TAXES

     The Company files a consolidated federal income tax return with Franklin American Life and Franklin American Agency. Family Guaranty Life files its federal income tax return separate from its affiliates. Protective United Assets files a consolidated federal income tax return with Franklin Protective Life and Southern Heritage Life. Protective United Assets has $343,000 of net operating loss carryforwards available to offset future earnings of its consolidated group as of December 31, 1996. None of the other companies have net operating losses to offset future earnings.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement 109, "Accounting for Income Taxes." As permitted under those rules, prior year financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was not significant.

     The Company's federal income tax expense related to income before income taxes is summarized as follows:


                                 1996              1995       1994
                                 ----              ----       ----
Current                     $   l,148,538        40,335       57,363
Deferred                          255,871       132,423      876,976
                            -------------       -------      -------
Total                       $   1,404,409       172,758      934,339
                            =============       =======      =======

     Income taxes paid by the Company totaled $42,724, $0, and $191,000 in 1996, 1995, and 1994, respectively.

     The Company's effective income tax rate on pre-tax income is lower than the prevailing corporate federal income tax rate and is summarized as follows:


                                              1996         1995      1994
                                              ----         ----      ----
Corporate federal income tax rate             34%          34%       34%
Utilization of net operating losses           -7%         -20%       -2%
Small life insurance company deduction       -12%          -5%        -
Other, net                                     -           -1%        -
                                             ---          ---        --
                                              15%           8%       32%
                                             ===          ===        ==


     The Company's federal income tax liability is summarized as follows:


                                                             December 31,
                                                          1996        1995
                                                          ----        ----
Current                                               $1,459,386    353,572
Deferred                                               1,108,244    818,938
                                                      ----------  ---------
  Total                                               $2,567,630  1,172,510
                                                      ==========  =========



The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                            December 31,
                                                          1996       1995
                                                          ----       ----
Deferred tax assets:
 Policy reserves and policyholder funds               $  304,444    284,973
 Other                                                    41,503     54,627
                                                      ----------  ---------
Total deferred assets                                    345,947    339,600
                                                      ----------  ---------

Deferred tax liabilities:
 Deferred policy acquisition costs and intangibles     1,379,163  1,103,330
 Other                                                    75,028     55,208
                                                      ----------  ---------
Total deferred liabilities                             1,454,191  1,158,538
                                                      ----------  ---------
Net deferred liability                                $1,108,244    818,938
                                                      ==========  =========



8.   LEASES

     The Company (lessee) leases space in the building formerly owned by the Company. The lease is for a five year period effective August 1, 1994 and ending July 31, 1999. Future rental expense payments are as follows:

                         1997                 166,189
                         1998                 173,412
                         1999                 101,157

     The Company also has certain short-term (less than one year) operating leases for various pieces of equipment. Total rental expenses under these operating lease arrangements were $8,715, $9,782, and $13,987 in 1996, 1995, and 1994, respectively.


 9.  RELATED PARTY TRANSACTIONS

     The Company sold subsidiaries during 1994 to companies owned by its majority stockholder in three separate transactions. This stockholder owns 82.6% of the Company's outstanding shares of common stock.

     The Company entered into a stock purchase agreement with FAMC Corporation in September 1994 to sell to FAMC all of its common stock in Franklin American Mortgage Company, Franklin American Equity Corporation, and AmCASH Mortgage, Inc. (wholly-owned subsidiaries of the Company). The common stock in these subsidiaries was sold for $250,000 cash and a $113,500 promissory note with interest payable at an annual rate of eight percent. This transaction resulted in a realized gain of $27,059. For financial statement presentation purposes this gain has been netted with the operating losses generated by the real estate subsidiaries of $430,440 for the nine month period ended September 30, 1994.

     The Company entered into an agreement with International Financial Corporation to sell all of its common stock in Farmers and Ranchers Life Insurance Company (98%-owned subsidiary of the Company) pursuant to a stock purchase agreement in October 1994. The common stock in the subsidiary was sold for $4,332,654. This transaction resulted in a $232,147 gain for the Company which is presented on the consolidated statement of operations as net realized investment gains.

     The Company entered into an agreement with International Financial Corporation to sell all its common stock in International Financial Services Life Insurance Company (wholly-owned subsidiary of the Company) pursuant to a stock purchase agreement in November 1994. The common stock in the subsidiary was sold for $7,100,000 cash. This transaction resulted in a $256,900 gain for the Company which is presented on the consolidated statement of operations as net realized investment gains.

     During 1996, the Company purchased $1,229,000 of mortgage loans from Franklin Protective Life (a subsidiary) at book value and then sold the same loans to an unrelated third party for a loss of approximately $500,000.

     The Company receives management fees from companies owned by the majority shareholder of the Company. The amounts received in 1996, 1995 and 1994 are $382,000, $168,000 and $30,000 respectively.

10.  RESTRICTED INVESTMENTS

     Included in the balance sheet are certain investments which represent security deposits held in trust for the protection of policyholders of the Company as required under the laws of the various states in which the subsidiaries of the Company are licensed. Total carrying value of these investments at December 31, 1996 is $2,765,505. An amount of $60,000 is included in the caption of "short-term investments" and $2,705,505 is included under "fixed maturities" at amortized cost. While interest earned on these investments is recorded by the Company, the principal is not available for general corporate use.

11.  REINSURANCE

     Franklin American Life Insurance Company reinsures certain of its insurance risks with other insurers under annually renewable term and coinsurance/modified coinsurance agreements. The annually renewable term agreement is accounted for by paying a stipulated premium to the reinsurer in order for the reinsurer to share a certain portion of the risk. The maximum amount of risk retained by the Subsidiary on any one life is $25,000.

     A coinsurance/modified coinsurance agreement was entered into in September 1990 and provided Franklin American Life, wholly-owned subsidiary of the Company, with additional statutory surplus of $1,800,000 at December 31, 1990. This agreement was terminated as of June 30, 1995 as the policies were recaptured as provided for in the agreement; therefore no statutory surplus has been recorded since June 30, 1995. The coinsurance/modified coinsurance agreement is accounted for by sharing the actual premiums collected with the reinsurer. The reinsurer shares in the expenses, claims, and reserve charges. The reserves and assets on the coinsurance portion are maintained by the reinsurer, while Franklin American Life retains the reserves and assets on the modified coinsurance portion of the agreement. In accordance with generally accepted accounting principles this agreement does not qualify as a transfer of risk and was not reflected in the consolidated financial statements. The only amounts recognized in the consolidated financial statements are the reinsurance fees paid of $0, $18,107 and $31,857 for 1996, 1995 and 1994, respectively.

     Additionally, the Company's life subsidiaries have reinsured approximately $16,598,000, $7,279,000 and $9,210,000 in face amount of life insurance risks with other insurers for 1996, 1995 and 1994, respectively, representing $149,318, $88,808 and $49,799 of premiums for 1996, 1995 and
     1994, respectively. Policy and claim reserves relating to insurance ceded of $157,075 in 1996 and $162,228 in 1995 are provided for in the Company's financial statements. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the obligation to pay such a claim would remain with the subsidiary. There are no circumstances of this nature at December 31, 1996.

12.  OTHER INCOME

     Included in other income on the consolidated statement of operations for 1995 are two significant transactions. One being the return of approximately $21,000,000 of annuity fund value to the ceding insurer as the result of the stipulation and settlement agreement with the Pennsylvania Insurance Department which resluted in a gain of $591,000. In a separate transaction in 1994, the Company received a $500,000 nonrefundable option to take the Company's position to assume this block. The $500,000 was reflected as a liability on the 1994 financial statement and recognized as other income on the 1995 consolidated statement of operations.

     Included in 1996 operating cost and expenses is $541,000 representing a refund of the $500,000 nonrefundable option received in 1994 and recognized as income in 1995. The $41,000 represents interest for the period held by the company. The $541,000 was accrued in the 1996 consolidated statement of operations and was paid in January 1997. The liability is included in accrued expenses and other liabilities on the 1996 consolidated balance sheet. The refund of the nonrefundable option was required by the Missouri Insurance Department, the domiciled state of the option purchase.

     The majority stockholder of the Company contributed $540,000 of additional paid-in capital in January, 1997.

     The remaining amounts in other income consist primarily of management fees from unconsolidated affiliated companies for all years presented.

13.  PREMIUM DEFICIENCY

     In the fourth quarter of 1990 the Company determined that certain of its products within its accident and health lines of business had a premium deficiency. The anticipated deficiency of approximately $650,000 was included in premium deficiency on the Company's consolidated statement of operations for the 1990 fiscal year end. During 1994, the premium deficiency was decreased $50,000 and for the year of 1993 it was decreased $200,000. No new accident and health applications have been received since May 1, 1991, and a rate increase was effective July 1, 1991 on the policies in force on that date. The anticipated accident and health premium deficiency was completely written off during 1994.

14.  PENSION PLANS

     The Company has a Simplified Employee Pension Plan under which it may, at its discretion, contribute a portion of each eligible employee's salary to an Individual Retirement Account. Employees who are at least 18 years old and have been employed by the Company for at least six months are eligible to participate, at their option. During 1996, 1995, and 1994 no contributons were made.

     Effective June 1, 1996, the Company adopted a 401K plan for all employees except executive officers. The Company will contribute fifty percent of the contributions made by the employees up to six percent of the employee's salary. The company's contributions and earnings vest at an increasing scale and after five years are fully vested. The Company's contribution to the plan for 1996 was $5,263.

15.  STOCK INCENTIVE PLAN

     The Company has a Stock Incentive Plan, which provides for the granting of options to key employees to purchase an aggregate of not more than 300,000 shares of common stock of the Company. As of December 31, 1995, options for 734 shares were outstanding, all of which were exercisable, at a price of $3.13 to $5.00 per share. No options had been exercised as of December 31, 1996 All outstanding options expired during 1996.

                                 [LETTER HEAD]




INDEPENDENT AUDITOR'S REPORT ON SCHEDULES
-----------------------------------------



March 21, 1997

To the Board of Directors and Shareholders of Franklin American Corporation

Our examination was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedules included in the Form 10-KSB of Franklin American Corporation and Subsidiaries as of December 31, 1996, 1995 and 1994 and for the years then ended are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Leuty and Heath, PLLC

LEUTY AND HEATH, PLLC
Certified Public Accountants

        SCHEDULE I -- SUMMARY OF INVESTMENTS --
       OTHER THAN INVESTMENTS IN RELATED PARTIES

     FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES



====================================================================================================
                         COL. A                              COL. B       COL. C         COL. D
====================================================================================================
                                                                                     Amount at Which
                   TYPE OF INVESTMENT                        Cost         Value       Shown in the
                                                                                      Balance Sheet
====================================================================================================
December 31, 1996

Fixed maturities:
  Bonds:
  United States Government and government
    agencies and authorities                            $91,862,010     91,832,997     91,735,387
  States, municipalities and political subdivisions         100,000        100,000        100,000
  Public utilities                                           18,000         18,492         18,492
  All other corporate bonds                                  52,000         51,103         51,104
Certificates of deposit                                        --             --             --
                                                        -----------------------------------------
                         TOTAL FIXED MATURITIES          92,032,010     92,002,592     91,904,983

Equity securities:

Policy loans                                                196,894        XXX,XXX        196,894
Mortgage loans on real estate:
 Unaffiliated                                                67,999        XXX,XXX         67,999
Short-term investments                                      174,674        XXX,XXX        174,674
                                                        -----------------------------------------
                         TOTAL INVESTMENTS              $92,471,577     XX,XXX,XXX     92,344,550
                                                        =========================================

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  FRANKLIN AMERICAN CORPORATION (PARENT ONLY)

                            CONDENSED BALANCE SHEETS


                                                              December 31
                                                          1996             1995
                                                    -----------------------------
ASSETS
  Fixed maturities                                  $    788,620        2,676,250
  Investment in subsidiaries                          39,309,632       29,662,684
  Cash                                                   160,266           43,395
   Property and equipment -- at cost,
     less accumulated depreciation
     ($121,429 in 1996 and $122,810 in 1995)              40,463           72,825
  Other assets                                           265,296          166,278
                                                    ------------       ----------
                                                    $ 40,564,277       32,621,432
                                                    ============       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Other liabilities                                 $     10,543           74,109
                                                    ------------       ----------
                                                          10,543           74,109

STOCKHOLDERS' EQUITY
  Common Stock -- no par value; authorized
     20,000,000 shares; issued and outstanding,
     14,426,096 shares in 1996 and 1995               31,738,304       31,738,304
  Treasury Stock:  162,350 shares in 1996
     and 1995                                           (336,670)        (336,670)
  Retained earnings                                    9,152,100        1,145,689
                                                    ------------       ----------
                                                      40,553,734       32,547,323
                                                    ------------       ----------
                                                    $ 40,564,277       32,621,432
                                                    ============       ==========

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  FRANKLIN AMERICAN CORPORATION (PARENT ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31
                                                             1996            1995           1994
                                                             ----            ----           ----
Revenue:
  Rental income                                          $  113,424        109,172         87,191
  Interest income                                           176,078        209,257        232,286
  Realized and unrealized investment gains (losses)        (261,902)        51,515        (91,074)
  Other income                                                   41          5,354           --
                                                         ----------        -------      ---------
         Total Revenue                                       27,641        375,298        228,403
                                                         ----------        -------      ---------

Costs and Expenses:
  Rent                                                      162,941        167,529        121,853
  Accounting and legal fees                                 119,461        124,278        399,192
  Depreciation                                               25,091         30,986         34,427
  Other operating costs and expenses                        160,686        156,648        102,382
                                                         ----------        -------      ---------
Total Costs and Expenses                                    468,179        479,441        657,854
                                                         ----------        -------      ---------
LOSS BEFORE EQUITY IN
     NET INCOME OF SUBSIDIARIES                            (440,538)      (104,143)      (429,451)
Equity in income of subsidiaries                          8,446,949      2,128,563      1,967,849
                                                         ----------      ---------      ---------
                                        NET INCOME       $8,006,411      2,024,420      1,538,398
                                                         ==========      =========      =========

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  FRANKLIN AMERICAN CORPORATION (PARENT ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31
                                                         1996                 1995              1994
                                                         ----                 ----              ----
OPERATING ACTIVITIES
  Net income                                        $  8,006,411            2,024,420            1,538,398
  Equity in (income) loss of subsidiaries             (8,446,949)          (2,128,563)          (1,967,849)
                                                    ------------            ---------          -----------
  CASH USED BY OPERATING ACTIVITIES                     (440,538)            (104,143)            (429,451)
                                                    ------------            ---------          -----------

INVESTING ACTIVITIES
  Sale of subsidiaries                                      --                   --                243,858
  Sale (purchase) of fixed maturities (net)            1,887,631            4,830,479           (2,698,261)
  Sale (purchase) of property and equipment (net)         32,362               18,770               47,924
  Purchase common stock in Subsidiary                       --             (4,315,843)          (2,900,000)
  Contributed paid-in surplus in subsidiary           (1,200,000)          (4,086,326)            (500,000)
                                                    ------------            ---------          -----------
CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                             719,993           (3,552,920)          (5,806,479)
                                                    ------------            ---------          -----------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    --              3,000,000            6,800,000
  Purchase treasury stock                                   --               (187,670)            (149,000)
  (Increase) decrease in other assets                    (99,018)             689,605             (153,588)
  Increase (decrease) in other liabilities               (63,566)              61,750             (320,315)
                                                    ------------            ---------          -----------
CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                  (162,584)           3,563,685            6,177,097
                                                    ------------            ---------          -----------

                  INCREASE (DECREASE) IN CASH            116,871              (93,378)             (58,833)

Cash at beginning of year                                 43,395              136,773              195,606
                                                    ------------            ---------          -----------

Cash at end of year                                 $    160,266               43,395              136,773
                                                    ============            =========          ===========

               SCHEDULE III-SUPPLEMENTARY INSURANCE INFORMATION

                FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


======================================================================================================================
         COL. A         COL. B         COL. C        COL. D       COL. E     COL. F         COL. G          COL. H
======================================================================================================================
                       DEFERRED      FUTURE POLICY  UNEARNED   OTHER POLICY                               BENEFITS,
        SEGMENT         POLICY        BENEFITS,     PREMIUMS    CLAIMS AND  PREMIUM     NET INVESTMENT  CLAIMS, LOSSES
                     ACQUISITION   LOSSES, CLAIMS                BENEFITS   REVENUE         INCOME      AND SETTLEMENT
                         COST         AND LOSS                    PAYABLE                              EXPENSES
                                      EXPENSES
       YEAR ENDED
   DECEMBER 31, 1994    $5,658,137    $59,441,634     $229,436     $904,555   $7,068,622  $4,466,549     $4,459,495

       YEAR ENDED
   DECEMBER 31, 1995    $1,900,508    $56,485,831     $258,677     $318,198  $10,715,079  $5,657,309     $9,809,966

       YEAR ENDED
   DECEMBER 31, 1996    $3,100,110    $62,318,987     $199,058     $191,696  $12,249,311  $5,582,250    $11,563,188





================================================
     COL. I            COL. J      COL. K
================================================
AMORTIZATION OF
DEFERRED POLICY       OTHER       PREMIUMS
  ACQUISITION        OPERATING    WRITTEN
     COSTS           EXPENSES
  $1,065,686        $3,227,068      N/A


  $5,303,168        $4,470,066      N/A


  $1,060,587        $4,871,775      N/A

                           SCHEDULE IV -- REINSURANCE

                         FRANKLIN AMERICAN CORPORATION

====================================================================================================================
         COL. A                                  COL. B             COL. C       COL. D      COL. E        COL. F
====================================================================================================================
                                                                      Ceded      Assumed               Percentage of
                                                 Gross               to Other   from Other      Net   Amount Assumed
                                                 Amount             Companies   Companies     Amount      to Net
====================================================================================================================
December 31, 1996
Life insurance in force                       $160,131,000          $16,598,000     $-     $143,533,000     -%
                                              ------------          -----------     --     ------------     ---
Premiums:
    Life insurance                            $ 12,354,775          $   148,706      -     $ 12,206,069      --
    Accident and health insurance                   43,853                  611      -           43,242      --
    Property and liability insurance                  --                   --        -             --        --
    Title insurance                                   --                   --        -             --        --
                                              ------------          -----------     --     ------------     ---
                           TOTAL PREMIUMS     $ 12,398,628          $   149,317     $-     $ 12,249,311     -%
                                              ------------          -----------     --     ------------     ---




December 31, 1995

Life insurance in force                       $156,515,000          $15,903,000     $-     $140,612,000     --%
                                              ------------          -----------     --     ------------     ---
Premiums:
    Life insurance                              10,741,238          $    88,051      -       10,653,187      --
    Accident and health insurance                   62,649                  757      -           61,892      --
    Property and liability insurance                  --                   --        -             --        --
    Title insurance                                   --                   --        -             --        --
                                              ------------          -----------     --     ------------     ---
                           TOTAL PREMIUMS     $ 10,803,887          $    88,808     $-     $ 10,715,079     -%
                                              ------------          -----------     --     ------------     ---



December 31, 1994

Life insurance in force                       $ 84,098,000          $32,743,000     $-     $ 51,355,000     -%
                                              ------------          -----------     --     ------------     ---
Premiums:
    Life insurance                            $  7,121,607          $    81,656     $-     $  7,039,951      --
    Accident and health insurance                   30,195                1,524      -           28,671      --
    Property and liability insurance                  --                   --        -             --        --
    Title insurance                                   --                   --        -             --        --
                                              ------------          -----------     --     ------------     ---
                           TOTAL PREMIUMS     $  7,151,802          $    83,180     $-     $  7,068,622     -%
                                              ============          ===========     ==     ============     ===