Form 10QSB
period 1997-03-31
FRANKLIN AMERICAN CORP
filed 1997-05-13
CIK 845094

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended   March 31, 1997
                              -------------------------
Commission File Number            0-18748
                      ---------------------------------

                        Franklin American Corporation
               ----------------------------------------------
               (Name of Small Business Issuer in Its Charter)



       Tennessee                                         62-1365451
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


    377 Riverside Drive, Franklin, Tennessee                37065
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


            (615) 790-0464
--------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)


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

As of March 31, 1997 there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share including 162,350 shares of treasury stock.

--------------------------------------------------------------------------------

                        FRANKLIN AMERICAN CORPORATION

                                    Index




Part I.   Financial Information

          Item 1.  Consolidated Balance Sheets                         2

                   Consolidated Statements of Operations               3

                   Consolidated Statements of Cash Flows               4

                   Notes to Consolidated Financial
                   Statements                                          6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                       8

Part II.  Other Information                                           10

Part I.    Financial Information
Item 1.

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              ($000's Omitted)

                                              March 31     December 31
                                                1997           1996
                                              --------     -----------
ASSETS
Investments:
  Fixed maturities -- at amortized cost
    (market: 1997, $2,493; 1996, $2,531)      $  2,506        $  2,506
    Held for sale -- at market
    (cost: 1997, $90,345;  1996, $89,497)       90,189          89,399
  Mortgage loans on real estate:
    Unaffiliated                                    67              68
  Policy loans                                     207             197
  Short-term investments                           217             174
                                              --------        --------
      TOTAL INVESTMENTS                         93,186          92,344

Cash and cash equivalents                          575           1,036
Accrued investment income                        2,547             861
Deferred policy acquisition costs                3,308           3,100
Property and equipment                             290             296
Intangible assets                                8,353           8,410
Agent advances                                      53              24
Other assets                                       541             507
                                              --------        --------
      TOTAL ASSETS                            $108,853        $106,578
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                    $ 64,248        $ 62,319
    Other policy benefits                          433             391
                                              --------        --------
TOTAL POLICY LIABILITIES AND ACCRUALS           64,681          62,710
Accrued expenses and other liabilities             595             747
Federal income tax payable - current               664           1,460
Federal income tax payable - deferred            1,191           1,108
                                              --------        --------
      TOTAL LIABILITIES                         67,131          66,025

COMMITMENTS AND CONTINGENCIES (See Note 3)

STOCKHOLDERS' EQUITY
  No par value; authorized 20,000,000
  shares; issued and outstanding
  14,426,096 shares in 1997 and 1996            31,738          31,738
  Additional paid in capital                       540
  Treasury stock                                  (337)           (337)
  Retained earnings (deficit)                    9,781           9,152
                                              --------        --------
      TOTAL STOCKHOLDERS' EQUITY                41,722          40,553
                                              --------        --------
      TOTAL LIABILITIES AND EQUITY            $108,853        $106,578
                                              ========        ========


See accompanying notes to consolidated financial statements.

Item 1.

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (000's Omitted)
                                 (Unaudited)


                                                   Three Months
                                                       Ended
                                              March 31        March 31
                                                 1997           1996
                                               -------         -------
REVENUE:
  Insurance revenue:
    Traditional life and accident
    and health insurance premiums              $ 3,224         $ 2,132
    Universal life and investment
    product policy charges                         251             308
  Net investment income                          1,341           1,223
  Net realized and unrealized investment
    gains (losses)                               1,095             142
  Other (net)                                      137             191
                                               -------         -------
                                               $ 6,048         $ 3,996

BENEFITS, CLAIMS, AND EXPENSES
  Policy benefits and claims:
    Traditional life and accident
    and health insurance                       $   957         $   811
    Universal life and investment
    products                                       318             527
  Change in life and A&H insurance
    reserves for future benefits                 2,287           1,026
  Amortization of deferred policy
    acquisition costs                              519             285
  Commissions                                       41              99
  Operating costs and expenses                   1,191           1,137
                                               -------         -------
                                               $ 5,313         $ 3,885
                                               -------         -------
                    NET INCOME BEFORE TAX      $   735         $   111
Federal income tax expense (benefit)               107             (60)
                                               -------         -------

                                               $   628         $   171
                    NET INCOME                 =======         =======

NET INCOME PER COMMON SHARE                    $  0.04         $  0.01
                                               =======         =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                     14,426          14,426
                                               =======         =======


See accompanying notes to consolidated financial statements.

Item 1.

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (000's Omitted)

                                                   Three Months
                                                       Ended
                                             March 31        March 31
                                               1997            1996
                                           -----------     -----------
OPERATING ACTIVITIES
  Net Income/(Loss)                        $       628     $       171
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Change in Life and A&H reserves              2,287           1,026
    Revenues from policy fund charges             (252)           (308)
    Depreciation                                    27              31
    Amortization                                    57              57
    Net change in book value of securities         273              80
    Net realized (gains) losses on
      investments                               (1,095)           (142)
   Purchase of trading securities           (5,328,094)     (4,552,823)
   Sales of trading securities               5,328,128       4,553,034
    Amortization of policy acquisition
      costs                                        519             285
    Change in unearned premiums                     43               8
    Change in agent advances                       (29)             13
    (Increase) decrease in accrued
      investment income                         (1,687)         (1,344)
    Increase (decrease) in accrued
      policy benefits and claims                     1               6
    Increase (decrease) in federal income
      taxes payable                               (713)            (95)
    Change in other assets and other
      liabilities                                 (196)            119
    Capitalization of deferred policy
      acquisition costs                           (727)           (352)
                                           -----------     -----------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITIES          $      (830)    $      (234)


INVESTMENT ACTIVITIES
  Purchases of investments and loans       $      (145)    $       237
  Sales of investments                             100              22
  Maturities of investments                         -               12
  Receipts from repayment of loans                  -               18
  (Purchases) sales of property and
    equipment                                      (20)            (26)
                                           -----------     -----------
          NET CASH USED BY INVESTING       $       (65)    $       263


See accompanying notes to consolidated financial statements.

Item 1.

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (000's Omitted)

                                                     Three Months
                                                        Ended
                                               March 31        March 31
                                                 1997            1996
                                                ------          ------
FINANCING ACTIVITIES
Additional paid in capital                      $  540          $    -
  Receipts from universal life
    policies credited to policyholder
    account balances                               558             590
  Return of policyholder account
    balances on universal life policies           (664)           (586)
                                                ------          ------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                  $  434          $    4
                                                ------          ------
          INCREASE (DECREASE) IN CASH             (461)             33
Cash and cash equivalents at
  beginning of period                            1,036           1,107
                                                ------          ------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                          $  575          $1,140
                                                ======          ======




SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Disclosure of accounting policy:
 For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.



See accompanying notes to consolidated financial statements.

               FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                 (UNAUDITED)


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


Note 2.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for December 31, 1996.


Note 3.

The Company leases space in the building formerly owned by the Company. The lease is for a five year period effective August 1, 1994 and ending July 31, 1999. The Company also has certain short-term operating leases for various pieces of equipment.


Note 4.

Effective January 1, 1995, the Company acquired an insurance holding company whose primary asset was a life insurance company. Total purchase price was $4,178,000 with $3,461,000 of the life insurance company assets used as consideration along with $717,000 cash. The Company purchased $6,000,000 of new issued common stock of the holding company. A portion of these funds was used to purchase the assets from the life insurance company subsidiary which was used as consideration to the seller.
The major portion of the remaining cash was contributed by the holding company to its life insurance subsidiary. The new company's transactions are reflected in the consolidated financial statements of the Company. In April 1996, a mutual final settlement of the consulting agreement and release of the indemnification agreement was made with the majority stockholder of the insurance holding company. The settlement involved a payment by the Company to the majority shareholder of the purchased company of $250,000. This will have an effect on the Company's earnings in the second quarter of 1996 of approximately one and a half cent to two cents per share outstanding.

In April 1996, a final settlement was made with the shareholder of the life insurance company acquired January 1, 1994. The Company paid the shareholder $147,000. As a result of this transaction, the Company will recognize a gain of approximately $72,000 or approximately one cent per share outstanding. The gain is due to the release of certain liabilities which were recorded in excess of this final settlement.

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

The total invested assets reflects an increase in the first quarter of 1997 of $842,000 due to realized and unrealized gains and additional paid in capital of $540,000. Total assets increased approximately $2,275,000 during the first quarter of 1997 due to the increase in invested assets and the increase in accured investment income.

Policy reserves increased approximately $2,000,000 for the quarter ended March 31, 1997 as the result of increase in premium revenue.

Stockholders' equity is $41,722,000 at March 31, 1997 which is an increase of $1,169,000 since December 31, 1996, resulting from the gain from operations for the first quarter of 1997 of $628,000 and the additional paid in capital of $540,000 contributed by the major stockholder of the Company. This contribution was in connection with the refund of the nonrefundable option of $541,000 required by the Missouri Insurance Department, the domiciled state of the option purchaser. The $541,000 was reflected as an expense liability at December 31, 1996 and paid in January 1997.

Revenues for the three months ended March 31, 1997, were $6,048,000 compared with revenues of $3,996,000 for the same period in 1996. The increase is due to the increase in traditional premiums and investment gains. The investment gains increased due to the market interest rate changes during the period on United States Government Bonds.

Net investment income increased $118,000, or 10% for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996. This increase is primarily the result of the growth of the invested assets over the past twelve months.

Traditional policy benefits and claims increased $146,000 in the three month period ended March 31, 1997 over the same period ended March 31, 1996. The increase is due primarily to the increase in the writing of new traditional policies over the past twenty four months. Universal life and investment product claims decreased $209,000 between the periods ending March 31, 1997 and March 31, 1996. Paid claims were lower by $229,000 for the 1997 period over the 1996 period and the release of policy account balances were smaller by $20,000 resulting in the increase.

Change in life and accident and health insurance reserves for future benefits increased $1,261,000 for the three months ended March 31, 1997 as compared to the like period ended March 31, 1996. Most of the increase is due to the increase in traditional premiums written.

Amortization of deferred policy acquisition costs increased $234,000 for the three months ended March 31, 1997 compared to the same period ended March 31, 1996. The increase in deferred expenses due to increase in new policy production for traditional policies over the past twenty four months has caused an increase in the amortization in the deferred expenses.

Commissions decreased $58,000 due to an increase in the amount of policies being sold with smaller first year commission rates which would include annuities and single premium life policies. The amount of deferred policy acquisition cost on new policies would also have some effect on this decrease.

Operating costs and expenses increased $54,000 in the three month period ending March 31, 1997 over the same period in 1996. The increase in operating cost is generally due to the increase in administration, taxes and selling expense associated with the increase in the production of new policies.

The estimated federal income tax liabilities as reflected on the balance sheet represents amounts calculated on the consolidated financial statement amounts. The current federal income tax payable represents amounts appearing on the life companies financials and the deferred income tax payable is due to the timing differences between financial and tax basis.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27 Financial Data Schedule (SEC use only)

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   FRANKLIN AMERICAN CORPORATION
                                                  ------------------------------
                                                            (Registrant)



Date    5/8/97
    ----------------------                          /s/ John A. Hackney
                                                  ------------------------------
                                                        John A. Hackney
                                                           President




Date    5/8/97                                     /s/ Gary L. Atnip
    ----------------------                        ------------------------------
                                                       Gary L. Atnip
                                                   Chief Financial Officer