Form 10QSB
period 1997-06-30
FRANKLIN AMERICAN CORP
filed 1997-08-11
CIK 845094

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended        June 30, 1997
                               -------------------------

Commission File Number              0-18748
                       ---------------------------------

                         Franklin American Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Tennessee                               62-1365451
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


377 Riverside Drive, Franklin, Tennessee                   37064
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

As of June 30, 1997 there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share including 162,350 shares of treasury stock.

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

Part I.    Financial Information
Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000'S OMITTED)

                                                              June 30      December 31
                                                               1997           1996
                                                            -----------    -----------
ASSETS
Investments:
  Fixed maturities -- at amortized cost
    (market: 1997, $1,776; 1996, $2,531)                    $     1,765    $    2,506
    Held for sale -- at market
    (cost: 1997, $95,138;  1996, $89,497)                        95,059        89,399
  Mortgage loans on real estate:
    Unaffiliated                                                      0            68
  Policy loans                                                      229           197
  Short-term investments                                            478           174
                                                            -----------    ----------
      TOTAL INVESTMENTS                                          97,531        92,344

Cash and cash equivalents                                         1,616         1,036
Accrued investment income                                           908           861
Deferred policy acquisition costs                                 3,500         3,100
Property and equipment                                              335           296
Intangible assets                                                 8,296         8,410
Agent advances                                                       47            24
Other assets                                                        601           507
                                                            -----------    ----------
      TOTAL ASSETS                                          $   112,834    $  106,578
                                                            ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                                  $    66,852    $   62,319
    Other policy benefits                                           516           391
                                                            -----------    ----------
TOTAL POLICY LIABILITIES AND ACCRUALS                            67,368        62,710
Accrued expenses and other liabilities                              536           747
Federal income tax payable - current                                421         1,460
Federal income tax payable - deferred                             1,177         1,108
                                                            -----------    ----------
      TOTAL LIABILITIES                                          69,502        66,025

COMMITMENTS AND CONTINGENCIES (See Note 3)

STOCKHOLDERS' EQUITY
  No par value; authorized 20,000,000
  shares; issued and outstanding
  14,426,096 shares in 1997 and 1996                             31,738        31,738
  Additional paid in capital                                        540
  Treasury stock                                                   (337)         (337)
  Retained earnings (deficit)                                    11,391         9,152
                                                            -----------    ----------
      TOTAL STOCKHOLDERS' EQUITY                                 43,332        40,553
                                                            -----------    ----------
      TOTAL LIABILITIES AND EQUITY                          $   112,834    $  106,578
                                                            ===========    ==========

See accompanying notes to consolidated financial statements.

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                    Three Months              Six Months
                                                                       Ended                    Ended
                                                              June 30        June 30     June 30     June 30
                                                               1997           1996         1997        1996
                                                            -----------     ---------    --------   ---------
REVENUE:
  Insurance revenue:
    Traditional life and accident
    and health insurance premiums                           $     4,101         2,491       7,325       4,623
    Universal life and investment
    product policy charges                                          254           954         505       1,262
  Net investment income                                           1,657         1,429       2,998       2,652
  Net realized and unrealized investment (losses)                 1,580         2,669       2,675       2,811
  Other income (net)                 (see note 5)                    98           (36)        235         155
                                                            -----------     ---------    --------   ---------
                                                            $     7,690     $   7,507      13,738      11,503


BENEFITS, CLAIMS, AND EXPENSES
  Policy benefits and claims:
    Traditional life and accident
    and health insurance                                    $       992           756       1,949       1,567
    Universal life and investment
    products                                                        102           149         420         676
  Change in life and A&H insurance
    reserves for future benefits                                  3,063         1,933       5,350       2,959
  Amortization of deferred policy
    acquisition costs                                               591         1,354       1,110       1,639
  Commissions                                                       179           168         220         267
  Operating costs and expenses                                      889           814       2,080       1,951
                                                            -----------     ---------    --------   ---------
                                                            $     5,816     $   5,174      11,129       9,059
                                                            -----------     ---------    --------   ---------
                    NET INCOME BEFORE TAX                   $     1,874     $   2,333       2,609       2,444
Federal income tax expense (benefit)                                263           868         370         808

                               NET INCOME                   $     1,611     $   1,465       2,239       1,636
                                                            ===========     =========    ========   =========

NET INCOME PER COMMON SHARE                                 $      0.11          0.10        0.15        0.11
                                                            ===========     =========    ========   =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                      14,426        14,426      14,426      14,426
                                                            ===========     =========    ========   =========

See accompanying notes to consolidated financial statements.

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                    Six Months
                                                                       Ended
                                                               June 30      June 30
                                                                1997         1996
                                                            -----------   -----------
OPERATING ACTIVITIES
  Net Income/(Loss)                                         $     2,239   $     1,636
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Change in Life and A&H reserves                               5,350         2,959
    Revenues from policy fund charges                              (505)       (1,262)
    Depreciation                                                     48            60
    Amortization                                                    113           113
    Net change in book value of securities                          273            66
    Net realized (gains) losses on
      investments                                                (2,675)       (2,811)
   Purchase of trading securities                            (8,230,438)   (7,674,669)
   Sales of trading securities                                8,227,204     7,672,037
    Amortization of policy acquisition
      costs                                                       1,110         1,639
    Change in unearned premiums                                      93            (5)
    Change in agent advances                                        (23)           53
    (Increase) decrease in accrued
      investment income                                             (47)         (108)
    Increase (decrease) in accrued
      policy benefits and claims                                     32            (4)
    Increase (decrease) in federal income
      taxes payable                                                (970)          773
    Change in other assets and other
      liabilities                                                  (337)         (269)
    Capitalization of deferred policy
      acquisition costs                                          (1,510)         (913)

                                                            -----------   -----------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITIES                           $       (43)  $      (705)


INVESTMENT ACTIVITIES
  Purchases of investments and loans                        $      (626)  $       (88)
  Sales of investments                                                0           440
  Maturities of investments                                       1,040            13
  Receipts from repayment of loans                                   68           104
  (Purchases) sales of property and
    equipment                                                       (87)          (36)
                                                            -----------   -----------
          NET CASH USED BY INVESTING                        $       395   $       433


See accompanying notes to consolidated financial statements.

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                                    Six Months
                                                                      Ended
                                                              June 30      June 30
                                                               1997         1996
                                                            -----------  ------------
FINANCING ACTIVITIES
Additional paid in capital                                  $       540             0
  Receipts from universal life
    policies credited to policyholder
    account balances                                              1,248         1,285
  Return of policyholder account
    balances on universal life policies                          (1,560)       (1,079)
                                                            -----------  ------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                              $       228  $        206
                                                            -----------  ------------

          INCREASE (DECREASE) IN CASH                               580           (66)
Cash and cash equivalents at
  beginning of period                                             1,036         1,107
                                                            -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                      $     1,616  $      1,041
                                                            ===========  ============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Disclosure of accounting policy:
  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.


See accompanying notes to consolidated financial statements.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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


Note 4.

Effective January 1, 1995, the Company acquired an insurance holding company whose primary asset was a life insurance company. Total purchase price was $4,178,000 with $3,461,000 of the life insurance company assets used as consideration along with $717,000 cash. The Company purchased $6,000,000 of new issued common stock of the holding company. A portion of these funds was used to purchase the assets from the life insurance company subsidiary which was used as consideration to the seller.
The major portion of the remaining cash was contributed by the holding company to its life insurance subsidiary. The new company's transactions are reflected in the consolidated financial statements of the Company. In April 1996, a mutual final settlement of the consulting agreement and release of the indemnification agreement was made with the majority stockholder of the acquired insurance holding company. The settlement involved a payment by the Company to the majority shareholder of the purchased company of $250,000. This will have an effect on the Company's earnings in the second quarter of 1996 of approximately one and a half cent to two cents per share outstanding.

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

Note 5.

Effective June 30, 1997 the Company became a guarantor regarding a reinsurance transaction involving a life insurance company owned by the majority stockholder of the Company. For serving as a guarantor the Company received an initial fee of $38,950 reflected in other income on the consolidated statement of operations ended June 30, 1997. Additional fees will be paid quarterly estimated to be $20,000 per quarter or $80,000 annually. The amount of the quarterly fee will be based on the amount of reserves subject to the reinsurance agreement. The guaranty covers the amount of assets received from the ceding company increased by the ceding commissions paid (the total of these two items equals the statutory reserves recorded on this block) plus or minus the change in the statutory reserves after the effective date of June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The total invested assets reflects an increase of $5,100,000 in the first six months of 1997 due to realized and unrealized gains of $2,600,000, collection of accrued bond interest of 3,200,000 and additional paid in capital of $540,000. Total assets increased approximately $6,300,000 during the first six months of 1997 due mostly to the increase in invested assets.

Policy reserves increased approximately $4,500,000 for the six months ended June 30, 1997 as the result of increase in traditional premium revenue.

Stockholders' equity is $43,332,000 at June 30, 1997 which is an increase of $2,779,000 since December 31, 1996, resulting from the gain from operations for the first six months of 1997 of $2,239,000 and the additional paid in capital of $540,000 contributed by the major stockholder of the Company. This contribution was in connection with the refund of the nonrefundable option of $541,000 required by the Missouri Insurance Department, the domiciled state of the option purchaser. The $541,000 was reflected as an expense liability at December 31, 1996 and paid in January 1997.

Revenues for the six months ended June 30, 1997, were $13,738,000 compared with revenues of $11,503,000 for the same period in 1996. The increase is due to the increase in traditional premiums and net investment income. The investment income increased due to the market interest rate change during the period on United States Government Bonds.

Net investment income increased $346,000, or 13% for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996. This increase is primarily the result of the growth of the invested assets over the past twelve months and the increase in the interest yield on United States Government bonds.

Traditional policy benefits and claims increased $382,000 in the six month period ended June 30, 1997 over the same period ended June 30, 1996. The increase is due primarily to the increase in the writing of new traditional policies over the past twenty four months. Universal life and investment product claims decreased $256,000 between the periods ending June 30, 1997 and June 30, 1996. Paid claims were higher by $128,000 for the 1997 period over the 1996 period and the release of policy account balances were greater by $384,000 resulting in the decrease.

Change in life and accident and health insurance reserves for future benefits increased $2,391,000 for the six months ended June 30, 1997 as compared to the like period ended June 30, 1996. Most of the increase is due to the increase in traditional premiums written.

Amortization of deferred policy acquisition costs decreased $529,000 for the six months ended June 30, 1997 compared to the same period ended June 30, 1996. The decrease in the amortization of the policy acquisition cost for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996 is due to the decrease in amount available for amortization for universal life and investment products. The amount available for amortization for these products for the six month period in 1997 was $113,000, and the amount available for 1996 was $1,170,000. Actuarial guidelines for universal life and annuity products provides for the amortization to be determined by the amount of profit generated by this line of business including capital gains. The profit is allocated to each issue year and the amortization is recorded by issue year until fully amortized. Once deferred acquisition costs for a particular issue year is fully amortized no further amortization for that year can be recorded. Because of prior profits for this line of business generated by capital gains only a small amount remains to be amortized. As a result $1,085,000 of the 1997 amortization is due to traditional products while $734,000 is due to traditional products in 1996.

Commissions decreased $47,000 due to an increase in the amount of commissions being deferred as policy acquisition costs for traditional policies. Premiums for traditional policies have been increasing therefore commissions have also increased.

Operating costs and expenses increased $129,000 in the six month period ending June 30, 1997 over the same period in 1996. The increase in operating cost is generally due to the increase in administration, taxes and selling expense associated with the increase in the production of new policies.

The estimated federal income tax liabilities as reflected on the balance sheet represents amounts calculated on the consolidated financial statement amounts. The current federal income tax payable represents amounts appearing on the life companies financials and the deferred income tax payable is due to the timing differences between financial and tax basis.

All comments made above for the six month period are the same for the three month period ending June 30, 1997 and June 30, 1996 except as otherwise discussed.

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K.

              Exhibit 27  Financial Data Schedule (for SEC use only)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FRANKLIN AMERICAN CORPORATION
                                     -----------------------------
                                              (Registrant)



Date   8/8/97                        /s/ John A. Hackney
       ------                        ------------------------------
                                                President




Date   8/8/97                        /s/ Gary L. Atnip
       ------                        ------------------------------
                                         Chief Financial Officer