Form 10QSB
period 1997-09-30
FRANKLIN AMERICAN CORP
filed 1997-11-14
CIK 845094

                                   FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended  September 30, 1997
                                -------------------
Commission File Number            0-18748
                           ------------------------

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

Yes   X     No
    ----       -----

As of September 30, 1997 there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share including 162,350 shares of treasury stock.
-------------------------------------------------------------------------------

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

Part I.    Financial Information
Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000'S OMITTED)


                                                        September 30     December 31
                                                           1997            1996
                                                        ------------    ------------
ASSETS
Investments:
  Fixed maturities -- at amortized cost
    (market: 1997, $2,588; 1996, $2,531)                $      2,543    $      2,506
    Held for sale -- at market
    (cost: 1997, $100,260;  1996, $89,497)                   100,105          89,399
  Mortgage loans on real estate:
    Unaffiliated                                                   0              68
  Policy loans                                                   221             197
  Short-term investments                                         119             174
                                                        ------------    ------------
      TOTAL INVESTMENTS                                      102,988          92,344

Cash and cash equivalents                                        838           1,036
Accrued investment income                                      1,573             861
Deferred policy acquisition costs                              3,239           3,100
Property and equipment                                           348             296
Intangible assets                                              8,240           8,410
Agent advances                                                    49              24
Other assets                                                     810             507
                                                        ------------    ------------
      TOTAL ASSETS                                      $    118,085    $    106,578
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                              $     70,107    $     62,319
    Other policy benefits                                        516             391
                                                        ------------    ------------
TOTAL POLICY LIABILITIES AND ACCRUALS                         70,623          62,710
Accrued expenses and other liabilities                           916             747
Federal income tax payable - current                               0           1,460
Federal income tax payable - deferred                            606           1,108
                                                        ------------    ------------
      TOTAL LIABILITIES                                       72,145          66,025

COMMITMENTS AND CONTINGENCIES (See Note 3)

STOCKHOLDERS' EQUITY
  No par value; authorized 20,000,000
  shares; issued and outstanding
  14,426,096 shares in 1997 and 1996                          31,738          31,738
  Additional paid in capital                                     540               0
  Treasury stock                                                (337)           (337)
  Retained earnings (deficit)                                 13,999           9,152
                                                        ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                              45,940          40,553
                                                        ============    ============
      TOTAL LIABILITIES AND EQUITY                      $    118,085    $    106,578
                                                        ============    ============

See accompanying notes to consolidated financial statements.

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000'S OMITTED)
                                   (UNAUDITED)



                                                                    Three Months               Nine Months
                                                                       Ended                     Ended
                                                             Sept. 30       Sept. 30      Sept. 30      Sept. 30
                                                               1997           1996          1997          1996
                                                             --------       --------      --------      --------
REVENUE:
  Insurance revenue:
    Traditional life and accident
    and health insurance premiums                            $ 5,211        $ 2,689         12,536         7,312
    Universal life and investment
    product policy charges                                       269            364            774         1,626
  Net investment income                                        1,704          1,454          4,702         4,106
  Net realized and unrealized investment (losses)              3,075            838          5,750         3,649
  Other income (net)     (see note 5)                             72             43            307           198
                                                             -------        -------        -------        ------
                                                             $10,331        $ 5,388         24,069        16,891


BENEFITS, CLAIMS, AND EXPENSES
  Policy benefits and claims:
    Traditional life and accident
    and health insurance                                     $ 1,138        $   712          3,087         2,279
    Universal life and investment
    products                                                     208            119            628           795
  Change in life and A&H insurance
    reserves for future benefits                               3,501          1,517          8,851         4,476
  Amortization of deferred policy
    acquisition costs                                          1,297            734          2,407         2,373
  Commissions                                                     68             99            288           366
  Operating costs and expenses                                 1,107            865          3,187         2,816
                                                             -------        -------        -------       -------
                                                             $ 7,319        $ 4,046         18,448        13,105
                                                             -------        -------        -------       -------
                    NET INCOME BEFORE TAX                    $ 3,012        $ 1,342          5,621         3,786
Federal income tax expense (benefit)                             404            113            774           500

                               NET INCOME                    $ 2,608        $ 1,229          4,847         3,286
                                                             =======        =======        =======       =======

NET INCOME PER COMMON SHARE                                  $  0.18        $  0.09           0.34          0.23
                                                             =======        =======        =======       =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                   14,426         14,426         14,426        14,426
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

Item 1.
                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)


                                                                                            Nine Months
                                                                                               Ended
                                                                                 Sept. 30                Sept. 30
                                                                                   1997                    1996
                                                                             -----------------      -----------------
OPERATING ACTIVITIES
  Net Income/(Loss)                                                          $           4,847      $           3,286
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Change in Life and A&H reserves                                                      8,851                  4,476
    Revenues from policy fund charges                                                     (774)                (1,626)
    Depreciation                                                                            79                     89
    Amortization                                                                           170                    170
    Net change in book value of securities                                                 277                    106
    Net realized (gains) losses on
      investments                                                                       (5,750)                (3,649)
   Purchase of trading securities                                                   (9,783,318)           (10,833,697)
   Sales of trading securities                                                       9,778,109             10,831,028
    Amortization of policy acquisition
      costs                                                                              2,406                  2,373
    Change in unearned premiums                                                            125                     26
    Change in agent advances                                                               (25)                    69
    (Increase) decrease in accrued
      investment income                                                                   (712)                (1,555)
    Increase (decrease) in accrued
      policy benefits and claims                                                             1                    (76)
    Increase (decrease) in federal income
      taxes payable                                                                     (1,962)                   411
    Change in other assets and other
      liabilities                                                                         (159)                  (415)
    Capitalization of deferred policy
      acquisition costs                                                                 (2,545)                (1,570)

                                                                             -----------------      -----------------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITIES                                            $            (380)     $            (554)


INVESTMENT ACTIVITIES
  Purchases of investments and loans                                         $          (1,046)     $            (483)
  Sales of investments                                                                       0                    592
  Maturities of investments                                                              1,040                    137
  Receipts from repayment of loans                                                          68                    115
  (Purchases) sales of property and
    equipment                                                                             (131)                   (88)
                                                                             -----------------      -----------------
          NET CASH USED BY INVESTING                                         $             (69)     $             273



See accompanying notes to consolidated financial statements.

Item 1.
                FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (000'S OMITTED)




                                                                                        Nine Months
                                                                                            Ended
                                                                              Sept. 30                 Sept. 30
                                                                                1997                     1996
                                                                         --------------------     -------------------
FINANCING ACTIVITIES
Additional paid in capital                                               $               540      $                0
  Receipts from universal life
    policies credited to policyholder
    account balances                                                                   1,827                   2,207
  Return of policyholder account
    balances on universal life policies                                               (2,116)                 (1,636)
                                                                         -------------------      ------------------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                           $               251      $              571
                                                                         -------------------      ------------------

          INCREASE (DECREASE) IN CASH                                                   (198)                    290
Cash and cash equivalents at
  beginning of period                                                                  1,036                   1,107
                                                                         -------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                                   $               838      $            1,397
                                                                         ===================      ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Disclosure of accounting policy:
  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.



See accompanying notes to consolidated financial statements.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

The Company is appealing a $70,000 judgement against one of it's life insurance subsidiaries involving questionable grounds as to punitive damages. It is the consensus of the Company's attorney that a favorable outcome for the Company is highly probable.

Note 4.

Effective January 1, 1995, the Company acquired an insurance holding company whose primary asset was a life insurance company. Total purchase price was $4,178,000 with $3,461,000 of the life insurance company assets used as consideration along with $717,000 cash. The Company purchased $6,000,000 of new issued common stock of the holding company. A portion of these funds was used to purchase the assets from the life insurance company subsidiary which was used as consideration to the seller. The major portion of the remaining cash was contributed by the holding company to its life insurance subsidiary. The new company's transactions are reflected in the consolidated financial statements of the Company. In April 1996, a mutual final settlement of the consulting agreement and release of the indemnification agreement was made with the majority stockholder of the acquired insurance holding company. The settlement involved a payment by the Company to the majority shareholder of the purchased company of $250,000. This had an effect on the Company's earnings in the nine months of 1996 of approximately two cents per share outstanding.

In April 1996, a final settlement was made with the shareholder of the life insurance company acquired January 1, 1994. The Company paid the shareholder $147,000. As a result of this transaction, the Company will recognize a gain of approximately $72,000 or approximately one cent per share outstanding for the nine month period of 1996. The gain is due to the release of certain liabilities which were recorded in excess of this final settlement.

Note 5.

Effective June 30, 1997 the Company became a guarantor of a reinsurance agreement entered into by a life insurance company owned and controlled by the majority stockholder of the Company. For this transaction the Company is being paid an initial fee of $38,950 and a quarterly fee of approximately $20,000 based on the amount of reserves subject to the reinsurance agreement of about $25,000,000. In a related transaction effective July 1, 1997, subject to substantially the same terms and conditions, additional reserves of approximately $35,000,000 were reinsured bringing the total of reserves subject to the guarantee to an estimated $60,000,000 with total guaranty fees of about $40,000 per quarter or $160,000 per year.

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

The total invested assets reflects an increase of $11,000,000 in the first nine months of 1997 due to realized and unrealized gains of $5,750,000, collection of bond interest of 4,300,000 and additional paid in capital of $540,000. Total assets increased approximately $12,000,000 during the first nine months of 1997 due mostly to the increase in invested assets.

Policy reserves increased approximately $7,788,000 for the nine months ended September 30, 1997 as the result of increase in traditional premium revenue and interest on the total reserve amount.

Stockholders' equity is $45,940,000 at September 30, 1997 which is an increase of $5,387,000 since December 31, 1996, resulting from the gain from operations for the first nine months of 1997 of $4,847,000 and the additional paid in capital of $540,000 contributed by the major stockholder of the Company. This contribution was in connection with the refund of the nonrefundable option of $541,000 required by the Missouri Insurance Department, the domiciled state of the option purchaser. The $541,000 was reflected as an expense liability at December 31, 1996 and paid in January 1997.

Revenues for the nine months ended September 30, 1997, were $24,069,000 compared with revenues of $16,891,000 for the same period in 1996. The increase is due to the increase in traditional premiums, net investment gains and net investment income. The investment income increased due to the increase in the invested assets.

Net investment income increased $596,000, or 15% for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996. This increase is primarily the result of the growth of the invested assets over the past twelve months.

Traditional policy benefits and claims increased $808,000 in the nine month period ended September 30, 1997 over the same period ended September 30, 1996. The increase is due primarily to the increase in the writing of new traditional policies over the past two years. Universal life and investment product claims decreased $167,000 between the periods ending September 30, 1997 and September 30, 1996. Paid claims were higher by $320,000 for the 1997 period over the 1996 period and the release of policy account balances were greater by $487,000 resulting in the decrease.

Change in life and accident and health insurance reserves for future benefits increased $4,375,000 for the nine months ended September 30, 1997 as compared to the like period ended September 30, 1996. Most of the increase is due to the increase in traditional premiums written.

Amortization of deferred policy acquisition costs increased 34,000 for the nine months ended September 30, 1997 compared to the same period ended September 30, 1996. The increase in the amortization of the policy acquisition cost for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 is due to the decrease in amount available for amortization for universal life and investment products. The amount available for amortization for these products for the nine month period in 1997 was $229,000, and the amount available for 1996 was $1,300,000. Actuarial guidelines for universal life and annuity products provides for the amortization to be determined by the amount of profit generated by this line of business including capital gains. The profit is allocated to each issue year and the amortization is recorded by issue year until fully amortized. Once deferred acquisition costs for a particular issue year is fully amortized no further amortization for that year can be recorded. Because of prior profits for this line of business generated by capital gains only a small amount remains to be amortized. As a result $2,336,000 of the 1997 amortization is due to traditional products while $1,321,000 is due to traditional products in 1996.

Commissions decreased $78,000 due to an increase in the amount of commissions being deferred as policy acquisition costs for traditional policies. Premiums for traditional policies have been increasing therefore commissions being deferred have also increased.

Operating costs and expenses increased $371,000 in the nine month period ending September 30, 1997 over the same period in 1996. The increase in operating cost is generally due to the increase in administration, taxes and selling expense associated with the increase in the production of new policies.

The estimated federal income tax liabilities as reflected on the balance sheet represents amounts calculated on the consolidated financial statement amounts. Since estimated quarterly tax payments are being made, the Company has no current federal income tax liability. The deferred income tax payable is due to the timing differences between financial and tax basis.

The federal income tax for the nine months and three months ending September 30, 1996 have been recalculated to be consistent with the 1997 calculation.

All comments made above for the nine month period are the same for the three month period ending September 30, 1997 and September 30, 1996 except as otherwise discussed.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         27 Financial Data Schedule (for SEC use only)

A report was filed August 31, 1997 to report the Company became a guarantor of a reinsurance agreement entered into by a life insurance company indirectly owned and controlled by the majority stockholder of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             FRANKLIN AMERICAN CORPORATION
                                            --------------------------------
                                                    (Registrant)



Date   11/4/97                                  /s/ John A. Hackney
    ----------------------                    -----------------------
                                                     President




Date   11/4/97                                  /s/ Gary L. Atnip
    ----------------------                    -------------------------------
                                                Chief Financial Officer