Form 10QSB/A
period 1997-06-30
FRANKLIN AMERICAN CORP
filed 1997-11-17
CIK 845094

                                 FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended   June 30, 1997
                              ------------------------

Commission File Number            0-18748
                      --------------------------------

                         Franklin American Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



       Tennessee                                        62-1365451
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


    377 Riverside Drive, Franklin, Tennessee               37064
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