Form 10KSB40
period 1997-12-31
FRANKLIN AMERICAN CORP
filed 1998-03-31
CIK 845094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (fee required)
         For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (no fee required)
         For the transition period from                 to                .
                                        _______________    _______________
Commission file number 0-18748

                          FRANKLIN AMERICAN CORPORATION
                 (Name of Small Business Issuer in Its Charter)

          Tennessee                                     62-1365451
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

   377 Riverside Drive, Fourth Floor
         Franklin, Tennessee                              37064
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Registrant's revenues for its most recent fiscal year were $35,880,316.

As of December 31, 1997, 14,263,746 shares of the Registrant's common stock, excluding 162,350 shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date, based on the average of the high and low sales prices for the fourth quarter of 1997 of $2.63 per share was $37,513,652.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, items 9, 10, 11 and 12 of Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on or about May 21, 1998.




                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

Franklin American Corporation, a Tennessee corporation (the "Company"), formed in September 1988, owns 100% of the outstanding capital stock of Franklin American Life Insurance Company, a Tennessee life insurance company ("Franklin American"), Family Guaranty Life Insurance Company, a Mississippi life insurance company ("Family Guaranty"), Protective United Assets, Incorporated ("PUA") domiciled in Mississippi, which owns 100% of the outstanding stock of Franklin Protective Life Insurance Company, formerly Protective Service Life Insurance Company ("Protective") and Southern Heritage Life Insurance Company (inactive), both Mississippi life insurance companies (collectively referred to as the "Subsidiaries") and Franklin American Agency, Inc., a Tennessee corporation ("Agency"). The Company conducts its business primarily through the Subsidiaries, except for certain investment activities. During 1994 the Company added three additional life insurance subsidiaries: Farmers and Ranchers Life Insurance Company, ("Farmers") an Oklahoma corporation, International Financial Services Life Insurance Company ("IFSLIC"), a Missouri Corporation, and Family Guaranty Life Insurance Company, a Mississippi life insurance company ("Family Guaranty"). Farmers and IFSLIC were sold late in 1994.

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

Franklin American has an A.M. Best rating of B- (indicating a fair rating for its financial size category), Family Guaranty has an A.M. Best rating of C+ (indicating a marginal rating for its financial size category), and Protective has an A.M. Best rating of FPR-4 (indicating a fair rating for its financial size category).

INSURANCE PRODUCTS AND ANNUITIES

The Subsidiaries market products solely in the states in which they are licensed with the current concentration in Tennessee, Alabama and Mississippi. The portfolio primarily consists of individually written interest-sensitive whole life, universal life, traditional whole life, excess interest whole life, participating whole life, and annuities. The primary emphasis is on policies with face amounts under $10,000 on a limited pay or single premium basis which are often used to fund the funeral arrangements of the insured. Additionally, a traditional "paid-up at age 95" policy is offered up to a face amount of $20,000, at certain ages, in which premiums are paid until the earlier of death of the insured or the insured reaching age 95. Interest-sensitive whole life is a form of life insurance in which separately identified interest credits, other than in connection with dividend accumulations, premium deposit funds or other supplementary accounts and mortality and expense charges are made to a fund accumulated in the policy. Participating whole life is a form of life insurance which, at the discretion of the Company, an annual dividend may be declared on such policies. The policyholder has the option of receiving this dividend in cash, applying it to future premium payments or purchasing additional insurance. Universal life is the popular designation of that form of life insurance in which both premiums and benefits may be changed at the option of the policy owner. It operates by the creation of a fund to which premiums and interest are added, and from which benefits and expenses are subtracted. Universal life differs from traditional participating insurance in that the amounts credited or charged are processed as nearly as possible at the time the event occurs instead of at the end of the policy year and each such charge or credit is separately identified. Excess interest policies are policies in which separately identified interest credits are made in a manner comparable to the dividends of participating policies but the credits are applied to purchase paid-up additional insurance. Traditional life insurance is any form of life insurance other than interest-sensitive, excess interest or universal life. Term insurance is that form of life insurance which is issued to be in effect for a specific number of years, after which it expires without value.

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

Franklin American offers interest-sensitive universal life policies and term life policies over a $10,000 face amount. These policies are more extensively underwritten than the smaller face amount policies and are priced accordingly. Only a small number of these policies were written during 1995, 1996 and 1997. Less than one percent of all policies issued were for face amounts greater than $10,000 in each of the three years.

Franklin American and Protective also offer single premium and flexible premium deferred annuities in amounts under $10,000. The majority of these annuities are written on persons that for reasons of age or health cannot qualify for a life insurance product. Both the single premium and flexible premium annuities earn a current rate of interest set by Franklin American and Protective. Benefits are paid upon the death of the insured and the proceeds are generally utilized to fund funeral expenses. The "single premium annuity" product requires payment of the full premium in a lump sum when the annuity is placed in force. The payment dates and premium amounts for "flexible premium annuities" can be made at any time for any amount during the period that the annuity is in force. Other than with respect to premium payments, both types of annuities are treated similarly as to interest credited, and both products are subject to a surrender charge if there is a withdrawal before the expiration of the surrender charge provision. The Company's annuities carry a minimum guaranteed interest rate of five percent of the fund value except those annuities placed in force after February 1993 by Franklin American which carry a minimum guaranteed interest rate of three and one-half percent of the premiums. Upon the death of the insured, Franklin American pays the greater of the premiums paid plus accrued interest or the current fund value. All of the annuity policies are subject to withdrawal by the holder prior to death. Upon withdrawal the holder receives the current fund value minus a surrender charge equal to the excess interest credited to the fund value above the guaranteed rate for the twelve months immediately preceding withdrawal. The total surrender charges incurred by Franklin American and Protective for 1997, 1996, and 1995 were $5,723, $25,362, and $7,472, respectively.

The total of life insurance liabilities attributed to Franklin American includes the fund value of each individual life insurance policy. The fund value for each policy contains the actuarially computed mortality amount, future policy expenses, future surrender charges and interest accumulated since the policy was issued. Also included is the unamortized single premium life loading amount. The loading amount is the difference between gross single premium collected and the portion of premium applied to the policy fund value. The amount of incurred but unpaid claims on life insurance policies at the end of the year is included in the life insurance liabilities. The interest rate credited to the fund values on life policies in 1997 was between five and six percent depending on the type of policy.

The annuity liabilities attributed to Franklin American and Protective include the gross cash value (before surrender charges) and unamortized single premium annuity loading. The interest rate credited in 1997 was between four and one half and five percent.

The majority of Franklin American and Protective life policies mature at age 95 or have no maturity date and either terminate upon the death of the insured (at which time the benefit is paid) or when they are surrendered by the policy owner. The annuity products have no maturity date and would terminate upon the death of the insured or when surrendered by the policy owner.

Upon surrender of a life insurance policy (other than a term life insurance policy), the policy owner is entitled to receive an amount equal to the cash surrender value as stated in the policy minus any applicable surrender charges and policy loans outstanding. Cash surrender values vary from policy to policy and are based on the non-forfeiture values calculations prescribed by the National Association of Insurance Commissioners. For the annuity products, the surrender amount is equal to the fund value less the surrender charge. The annuity surrender charge is excess interest credited to the fund value over the guaranteed interest rate stated in the policy for the previous twelve months.

Because the typical policy owner is elderly and the purpose of these policies is generally to fund funeral expenses, policyholders are not likely to surrender their policies. Aggregate payments for surrenders of life and annuity policies (net of reinsurance) for the years 1997, 1996, and 1995 were $866,258, $1,018,882, and $1,383,117, respectively.

Individual health insurance liabilities include unearned premiums, benefit reserves, and incurred but unpaid claims.

New individual accident and health policies are no longer being offered by the Subsidiaries. As a result of consistent losses on these products, management terminated sales of individual accident and health products in May 1991. By the end of 1997 there were only 54 of these policies remaining in force with reserves totalling $19,486.

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

The Subsidiaries' net increase (decrease) in the face amount of policies in force per period, which reflects sales of new insurance policies less deaths, policy lapses and other terminations, is as follows:


                           YEAR ENDED DECEMBER 31,

                                1997              1996               1995
                                ----              ----               ----

Universal Life            $ (2,000,899)       $ (2,421,793)      $ (2,504,683)

Whole Life                  12,633,387            (286,632)         2,481,274

Term Life                   (2,817,000)         (1,173,000)          (244,898)

Industrial*                    622,000           7,652,000              5,518

Annuities                     (622,894)            494,615            (28,520)
                          ------------        ------------       ------------

Total                     $  7,814,594        $  4,265,190       $  ( 291,309)
                          ============        ============       ============

*Acquired with Family Guaranty in 1994 and Protective in 1995.

The new business written by the Subsidiaries in 1997, 1996, and 1995 was $26,659,000, $18,330,000, and $14,555,000, respectively. The increasing amounts reflect the increased acceptance of the Subsidiaries' products in the marketplace and the successful marketing plan which has been put in place. The 1995 amounts were affected by the acquisitions of Family Guaranty in 1994 and Protective in 1995.

Below is a summary of certain individual life policy data covering the years 1997, 1996, and 1995.

                                                1997            1996                1995
                                            -----------      -----------         -----------
Number of life policies in force                 76,361           69,817              69,181
Average size of life policies in force      $     2,086      $     2,282         $     2,262(1)
Number of claims on life policies                 2,459            1,122               1,416
Life policy death claims incurred           $ 4,531,930      $ 3,683,922(1)      $ 2,557,532(1)
Persistency rate of life policies                  95.5             93.4                91.0
Penalty charges for withdrawals             $     5,193      $    25,362         $     7,472
Numbers of surrenders, lapses, and
  other reductions                                2,276            3,255               4,352
Amount of surrenders, lapses, and
  other reductions (in force)               $20,141,000      $13,926,000         $27,317,000
Amount of policy loans outstanding
  at December 31                            $   231,494      $   196,893         $   245,714

         (1) Restated to correct amount.

The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System (IRIS) of financial ratios to assist state insurance departments in overseeing the financial condition of insurance companies. The NAIC furnishes state insurance regulatory authorities the financial ratio results annually. State insurance regulatory authorities monitor these financial ratio results in reviewing the financial condition of insurance companies. Deviation from the usual ranges generally leads to an increased level of regulatory oversight. Ratio #1 is a general measurement of the improvement or deterioration in a company's financial condition during the year but excludes capital or surplus paid in during the year. Ratio #1A is the same measurement calculation as Ratio #1 except that it includes capital or surplus paid in during the year. Ratio #2 is a measurement of a company's profitability including realized capital gains and losses. Ratio #3 has been discontinued. Ratio #4 indicates if a company has adequate income to meet the interest requirements of its reserves which is a key element in a company's profitability. Ratio #5 measures the degree to which a company has acquired nonadmitted assets, nonproductive assets or risky investments. Ratio #6 reflects the percentage of capital and surplus invested in real estate which may be a source of financial difficulty since it may be non-income producing. Ratio #7 reflects the percentage of a company's capital and surplus invested in affiliates. Ratio #8 measures the percentage of commissions and expenses received on reinsurance ceded to other insurers less commissions and expenses paid to other reinsurers on reinsurance assumed to capital and surplus. Ratio #9 measures the percentage change in premiums from the prior year to current year. Ratio #10 measures the average change in the percentage of total premiums from each line of business. Ratio #11 measures the average change in the percentage of total cash and invested assets. Ratio #12 represents the change in the reserving ratio for current and prior years with the reserving ratio being the percentage of increase in reserves to renewal and single premiums.

Set forth in the table below are Franklin American's ratios for the years 1997, 1996, and 1995 compared to the unusual value standards:

                        NAIC RATIOS FOR FRANKLIN AMERICAN

                                                 Unusual Values
                                                  Equal to or
                                                  -----------
                                                                      1997         1996        1995
                                                                      ----         ----        ----
Ratio                                            Over    Under       Results      Results     Results
-----                                            ----    -----       -------      -------     -------

1.       Net change in capital and surplus         50      -10          -9          10           37

1A.      Gross change in capital and surplus       50      -10          -5          10           37

2.       Net gain to total income                  --        0        -0.8*          8           NR

3.       DISCONTINUED

4.       Adequacy of investment income            900      125         185         205          N/A

5.       Non-adm to admitted assets                10       --           0           0            0

6.       Total real estate and mortgage
         loans to cash and invested assets         30       --           0           0            0

7.       Investments in affiliates to capital
         and surplus                              100       --           0           1            0

8.       Surplus relief
         (over $5 million capital and
         surplus)                                  30      -99           0           0           14
         ($5 million or less capital and
         surplus)                                  10      -10          --          --           --

9.       Change in premium                         50      -10          76*        999*         -99*

10.      Change in product mix                      5       --           4         N/A           NR

11.      Change in asset mix                        5       --           0         0.1          6.7*

12.      Change in reserving ratio                 20      -20          31*         59*         -81*

====================================================================================================

*        Indicates unusual values.

N/A      Indicates not applicable.

NR       Indicates no ratio.

         In 1997, the unusual ratios, #2, #9, and #12, were all due primarily to the increase in the production of new premiums.

In 1996, the unusual ratio #9 was due to the ceding back of the approximately $20,000,000 block of annuity reserves as mentioned in the 1995 unusual ratios for #9 in the following paragraph. The unusual #12 ratio was due to the increase in first year premiums.


In 1995, the unusual ratios #9, #10 and #12 are due to ceding back the approximately $20,000,000 block of annuity reserves assumed in 1994. The decrease in reserves for this block is also reflected as ceded premiums on the statutory basis of accounting. Ratio #11 reflects an unusual ratio because the funds for the annuity block held in United States Treasury Bills as short-term securities decreased when transferred back to the original insurer in 1995.

Set forth in the table below are Family Guaranty's ratios for the years 1997, 1996 and 1995 compared to the unusual value standards:

                         NAIC RATIOS FOR FAMILY GUARANTY

                                                 Unusual Values
                                                   Equal to or
                                                   -----------
                                                                      1997     1996     1995
                                                                      ----     ----     ----
Ratio                                            Over    Under     Results  Results  Results
-----                                            ----    -----     -------  -------  -------

1.    Net change in capital and surplus            50      -10           6       11       15

1A.   Gross change in capital and surplus          50      -10           6       52*      15

2.    Net gain to total income                     --        0           5        2        4

3.    DISCONTINUED

4.    Adequacy of investment income               900      125         169      168      N/A

5.    Non-adm to admitted assets                   10       --           0        0        0

6.    Total real estate and mortgage loans
      to cash and invested assets                  30       --           0        0        0

7.    Investments in affiliates to capital
      and surplus                                 100       --           0        0        5

8.    Surplus relief (over $5 million
      capital and surplus)                         30      -99          --       --       --

      ($5 million or less capital and
      surplus)                                     10      -10           0        0        0

9.    Change in premium                            50      -10          28       20        9

10.   Change in product mix                         5       --           0        0        0

11.   Change in asset mix                           5       --           0       .5       .9

12.   Change in reserving ratio                    20      -20           2       -4      -12
=============================================================================================

*        Indicates unusual values.
N/A      Indicates not applicable
         For 1997, there were no unusual ratios.
         For 1996, ratio #1A was unusual because of the $500,000 contributed to paid in surplus.
         For 1995, there were no unusual ratios.

Set forth in the table below are Protective's ratios for the years 1997, 1996 and 1995 compared to the unusual value standards:

                           NAIC RATIOS FOR PROTECTIVE

                                                 Unusual Values
                                                  Equal to or
                                                  -----------
                                                                            1997         1996         1995
                                                                            ----         ----         ----
Ratio                                            Over    Under             Results     Results     Results
-----                                            ----    -----             -------     -------     -------

1.    Net change in capital and surplus           50      -10                 0           12         -99*

1A.   Gross change in capital and surplus         50      -10                 0           29          78*

2.    Net gain to total income                    --        0                 7           12         -39*

3.    DISCONTINUED

4.    Adequacy of investment income              900      125               207          185         N/A

5.    Non-adm to admitted assets                  10       --                 0            0           2

6.    Total real estate and mortgage
      loans to cash and invested assets           30       --                 0            0           7

7.    Investments in affiliates to capital
      and surplus                                100       --                 0            0           1

8.    Surplus relief (over $5 million
      capital and surplus)                        30      -99                --           --          --

      ($5 million or less capital and
      surplus)                                    10      -10                 0            0           1

9.    Change in premium                           50      -10                20           12         -24*

10.   Change in product mix                        5       --                NR           NR         4.3

11.   Change in asset mix                          5       --                 0          1.9         5.5*

12.   Change in reserving ratio                   20      -20                22*           4          16
=========================================================================================================

*        Indicates unusual values.
N/A      Indicates not applicable.
NR       Indicates no ratio.

For 1997, unusual ratio #12 was due to an adjustment to the statutory reserves. For 1996, there were no unusual ratios.

For 1995, unusual ratios #1 and #1A were due to the additional capital and paid in surplus contributed during 1995. Ratio #2 is reflected as unusual since Protective recorded a loss from operations on the statutory accounting basis. Ratio #9 was due to a decrease in premiums as a result of policy terminations during 1995 such as cash surrenders and the decrease in new policies issued from 1994 to 1995. Ratio # 11 was due to a shift in 1994 of cash, common stocks, and preferred stocks to U.S. Government bonds.

MARKETING

The Company markets life insurance policies through its Subsidiaries. Franklin American is approved to write policies in all of the states in which it is licensed with the exception of South Carolina where its license was suspended in 1991. Franklin American was approved for readmission in Mississippi effective August 1, 1995. Family Guaranty writes policies in Mississippi which is the only state in which it holds a license. Protective is licensed in eight states, but primarily is issuing new business in Mississippi.

The majority of the Subsidiaries' independent agents are funeral home owners, managers or their employees. Presently there are approximately ninety funeral home agents under contract, primarily in Tennessee and Alabama. The Subsidiaries presently have two Regional Sales Directors and a Vice President of Marketing responsible for the recruiting, training and servicing of its agents to sell its products through funeral homes.

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

The Subsidiaries are not obligated to accept any business submitted by their agents which does not meet their underwriting criteria. In those cases where an applicant's health prohibits the issuance of a full benefit policy, a modified benefit policy is offered on a guaranteed issue basis. In all cases, new and reinstated policy applications are subject to approval and acceptance by the Subsidiaries. The Subsidiaries are not dependent on one or a few agents, the loss of whom would have a material adverse impact on the Company. Over 90% of the Subsidiaries' new premiums are derived from sales through funeral homes.

Family Guaranty markets a participating industrial whole life and an industrial excess interest whole life policy through an exclusive agreement with a general insurance agency (the "General Agent") that has exclusive rights to market insurance through approximately twenty-four funeral homes in Mississippi. The General Agent is responsible for the recruitment, training and management of its agents working out of these funeral homes. Family Guaranty's entire production is derived through this relationship. The original agreement was signed in early 1994 for a period of five years. During 1997, a new agreement was signed which extended the agreement until December 31, 2002, and requires the General Agent to place all of its insurance with Family Guaranty.

PUA serves as the Trustee for several funeral homes in Mississippi who are grantors of the trust. As funds are received into the trust, PUA as Trustee generally purchases annuities from Protective. However, funds may be invested in certain securities if requested by the Trust Grantor. When claims occur on an annuity policy, Protective pays the benefits to the funeral homes who are beneficiaries of the Trust.

REINSURANCE

In accordance with the practice of the life insurance industry, the Subsidiaries cede insurance to other insurers ("reinsurers") from time to time in varying amounts. Insurance is "ceded" when the reinsurer assumes liability for a portion of the risk on a policy and receives a share of the premiums. The largest risk retained by the Subsidiaries on any one life is $25,000. Policies which exceed the retention level of $25,000 on any one life are automatically reinsured under negotiated reinsurance agreements. In addition, certain other policies are reinsured on what is known as a facultative basis in conjunction with the underwriting process. One plan issued by Franklin American is 50% coinsured whereby one half of all the transactions involving these policies are shared with the reinsurer. Only a small number of policies are subject to this reinsurance agreement.

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

UNDERWRITING

With the exception of the single premium guaranteed issue policy and the annuity policy, management individually underwrites all policies issued by the Subsidiaries. After initial processing, each application is reviewed to determine the additional information, if any, required to make an underwriting decision, which depends in part on the amount of insurance applied for and the applicant's age and medical history. Additional information may include medical examinations, statements from doctors who have treated the applicant in the past, and special medical tests such as an HIV antibody test or an electrocardiogram, all as may be regulated by state laws and regulations. The Subsidiaries also utilize investigative services where deemed necessary to supplement and substantiate other information. After reviewing the information collected, the Subsidiaries either issue the policy as applied for, issue the policy with an extra premium charge because of unfavorable factors, or reject the application.

Family Guaranty does very little underwriting as most of the policies are issued on a guaranteed issue basis.

INVESTMENTS

The Company's and Subsidiaries' investment activities are performed by the officers of the respective companies. The investments of the Company and the Subsidiaries are primarily U.S. government bonds, money market accounts and certificates of deposit. Management's investment objectives are to obtain the highest yields possible with liquid investments and to improve operating profits in order to improve statutory surplus of the Subsidiaries. These same objectives are also intended to improve the earnings on the consolidated financial statements of the Company prepared in accordance with generally accepted accounting principles. As of December 31, 1997 and 1996, the Company did not own any common or preferred stocks. All bonds owned on December 31, 1997 were United States Government securities except for one utility bond for $18,738, one state bond for $100,000 and one industrial bond for $50,655. All bonds owned on December 31, 1996 were United States Government securities except for an $18,492 utility bond, a $100,000 state bond, and a $51,103 industrial bond. As of December 31, 1995 the Company owned two common stocks and no preferred stocks. Investments of the Subsidiaries are subject to certain restrictions imposed by state insurance laws and regulations.

In 1997, 1996, and 1995, net investment income represented approximately 27%, 30%, and 31%, respectively, of the Company's total revenues less realized gains and losses. Investment results of the Company for the three years ended December 31, 1997 before applicable income taxes, are as follows:

                                              NET                       REALIZED        UNREALIZED
                                          INVESTMENT  INVESTMENT         GAINS        GAINS (LOSSES)
    INVESTMENTS        CASH    TOTAL        INCOME     YIELD(1)       (LOSSES)(2)    ON SECURITIES(3)
    -----------        ----    -----        ------    ---------       -----------    ----------------

                               (IN THOUSANDS, EXCEPT YIELD AMOUNTS)

December 31,

1997      $109,982    $1,239   $111,221     $6,645        6.62%          $5,626           $5,264
1996      $ 92,344    $1,036   $ 93,380     $5,582        6.63%          $8,579           $   11
1995      $ 77,955    $1,107   $ 79,062     $5,657        7.45%          $3,818           $  (16)





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

The following table sets out the types and amounts of investments of the Company and the percentage thereof as compared to total invested assets for 1997, 1996, and 1995.


                                                       DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------

                                     1997                                 1996                                1995
                            -------------------------           -------------------------          -------------------------

                              AMOUNT          PERCENT            AMOUNT          PERCENT            AMOUNT          PERCENT
                              ------          -------            ------          -------            ------          -------

                                            (IN THOUSANDS, EXCEPT PERCENTAGES)

Cash                        $  1,239              1.1           $ 1,036              1.1           $ 1,107              1.4
Short-term investments           128               .1               175               .2               597               .8
Fixed maturities             109,623             98.6            91,904             98.4            75,694             95.7
Common stocks                     --               --                --               --                 1               --
Policy loans                     231               .2               197               .2               246               .3
Mortgage Loans                    --               --                68               .1             1,417              1.8
                            --------            -----           -------            -----           -------            -----

             TOTAL          $111,221            100.0%          $93,380            100.0%          $79,062            100.0%
                            ========            =====           =======            =====           =======            =====


The total bond portfolio, which currently consists primarily of U.S. Government securities, contained $104,455,921 at cost and $109,699,697 at market value at December 31, 1997. The following table sets forth the scheduled maturities of the bond portfolio:


                     Less Than             1-5               6-10               11-20            Over 20
       Bonds          1 year              Years              Years              Years             Years              Total
       -----          ------              -----              -----              -----             -----              -----


U.S. Government      $100,372              $1,936,587           $102,822        $21,042,798       $86,270,849       $109,453,428

States and
Territories             --                         --                 --            100,000                --            100,000

Public Utilities        --                         --             18,737                 --                --             18,737

Industrial &
Miscellaneous           --                     50,654                 --                 --                --             50,654

                     --------              ----------           --------        -----------       -----------       ------------

TOTALS               $100,372              $1,987,241           $121,559        $21,142,798       $86,270,849       $109,622,819
                     ========              ==========           ========        ===========       ===========       ============

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

ACQUISITION AND DISPOSITION OF ASSETS

ACQUISITIONS:

National American Life Insurance Company of Pennsylvania

On January 19, 1994, Franklin American coinsured, at a cost of $442,807, approximately $9,300,000 of annuity policy fund values of National American Life Insurance Company of Pennsylvania ("NALICO") through a coinsurance treaty containing a provision to coinsure and eventually assume policies totalling $21,000,000 of fund values or $20,000,000 of statutory reserves (the "NALICO agreement"). On March 3, 1994, the Company assumed an approximate additional $7,500,000 in annuity policy fund values at a cost of $360,494. On July 18, 1994, the Company assumed the final block of approximately $5,000,000 in annuity policy fund values at a cost of $221,180. On January 31, 1995, the Pennsylvania Insurance Department placed NALICO under formal rehabilitation. Pursuant to the Rehabilitation Order, the Department denied Franklin American's request to complete the assumption of the annuities. As a result of the insolvency and subsequent rehabilitation of NALICO, the parties entered into a Stipulation and Settlement Agreement, effective September 1, 1995, pursuant to which Franklin American returned to NALICO the balance of the re-insurance trust account of $19,302,089.59, less $1,250,000, as a cash settlement retained by Franklin American, for a net transfer of $18,052,080.59. As a result of the recision of the coinsurance agreements, NALICO recaptured all liability for policies and claims arising after September 1, 1995.


Protective United Assets

On March 17, 1995, effective January 1, 1995, the Company acquired Protective United Assets, Incorporated ("PUA"), an insurance holding company with assets of approximately $15,500,000 excluding goodwill and deferred acquisition costs. PUA's assets consist primarily of Franklin Protective Life Insurance Company, formerly Protective Service Life Insurance Company (hereafter "Protective"). The purchase price was $4,178,000. Primarily the type of policies sold by Protective are small burial type policies sold through funeral homes and independent agents. PUA contributed a loss of $329,273 or two cents ($.02) loss per common share to the Company on the 1995 consolidated statement of operations. PUA also owns Southern Heritage Life Insurance Company (an inactive company).

EMPLOYEES

As of December 31, 1997, the Company had 54 employees, all of whom were full-time. None of these employees are covered by a collective bargaining agreement. Agents marketing the Subsidiaries' insurance products are not considered employees of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company entered into a lease for office space on July 15, 1994 with an effective date of August 1, 1994. The lease covered 12,387 square feet for a term of five (5) years. The space is occupied by the Company and Subsidiaries. The original lease was amended December 24, 1997, to cover a period of 10 years ending June 1, 2008. The total square footage has been increased to 24,774 square feet. Effective June 1, 1998, the monthly payment will be increased to $31,999.45 for the next 36 months. For the 36-month period beginning June 1, 2001, the payment will be $35,096.50 and the final 48-month period the monthly payment will be $38,193.25. The Company anticipates this new lease arrangement will be adequate for its current operations and for the period covered by the lease. Should the need arise for additional space before the end of the current lease, the Company will review its options at that time.


ITEM 3.  LEGAL PROCEEDINGS

The Company and the Subsidiaries are parties to lawsuits in the ordinary course of business. Neither the Company nor the Subsidiaries is a party to any pending lawsuit other than those filed in the ordinary course of business related to insurance policy claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company has been traded only in a limited over-the-counter market in Nashville, Tennessee, not reported by NASDAQ, and such trading may not be indicative of a reliable market value.

The following table shows the high and low sales prices of the common stock for each quarter during 1997 and 1996 as provided by a local securities dealer in Nashville, Tennessee.

                                 1997                       1996
                          ------------------        ------------------

                           HIGH         LOW          HIGH          LOW
                           ----         ---          ----          ---

First Quarter             1.375         .625        1.375         .875
Second Quarter            2.750        1.500        1.375         .750
Third Quarter             2.875        2.375        1.375        1.125
Fourth Quarter            2.875        2.375        1.625        1.125

As of December 31, 1997 there were 1,459 holders of common stock of record.

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

RESULTS OF OPERATIONS

For the year ended December 31, 1997, the Company had a net income of $8,649,903, compared to net income of $8,006,411 in 1996. There were no material transactions in 1997 which were not in the ordinary course of business. A significant transaction occurring in 1996 was the accruing of a $541,000 expense for a $500,000 nonrefundable option plus interest of $41,000 which was paid in January 1997. The refund of the nonrefundable option was required by the Missouri Insurance Department, the domiciled state of the option purchaser who is also owned by the majority stockholder of the Company. In a related transaction, the majority stockholder of the Company contributed $540,000 in January 1997 as additional paid in capital. The origination of this transaction is described in the next three sentences of this paragraph. Significant transactions during 1995 included return of the approximately $21,000,000 annuity fund value to the ceding insurer as the result of a Stipulation and Settlement agreement with the Pennsylvania Insurance Department which resulted in a gain of $591,000 and is reflected in other income in the consolidated statement of operations. In a separate transaction in 1994, the Company received a $500,000 nonrefundable option to assume the Company's position in this block. The $500,000 was reflected as a liability on the 1994 financial statement and recognized as other income in the consolidated statement of operations for 1995. Other major transactions in 1995 include the acquisition of PUA whose principal asset is Protective which increased traditional life premiums approximately $1,900,000 and the issuing of additional shares of common stock of the Company for $3,000,000.

The Company became a guarantor for the reinsurer, who is owned and controlled by the majority stockholder of the Company, through two transactions, effective June 30, 1997 and July 1, 1997. The total amount of these two transactions was approximately $60,000,000 of reserves on a coinsurance basis. Both agreements are subject to substantially the same terms and conditions. Since this reinsurance agreement is on a coinsurance basis, the reinsurer received cash equal to the reserves of approximately $60,000,000 less ceding commissions of approximately $4,000,000 for a net of $56,000,000. The Company receives a fee of about $160,000 annually for serving as guarantor. As the ceded reserves decrease in the subsequent periods, the fees and the guaranty amount will decrease. In the opinion of management, it is highly unlikely the Company will ever be liable as guarantor since the assets received of $56,000,000 are fully invested in United States

Government securities by the reinsurer. No provision for this contingent liability has been made in the consolidated financial statements as of December 31, 1997.

Gross revenues increased 33 percent in 1997 compared to 1996 and increased 24 percent in 1996 compared to 1995. The increases are due to the increase in realized and unrealized investment gains and traditional premiums. The 1995 increase in traditional premiums resulted from the acquisition of PUA and the 1997 and 1996 traditional premium increase was due to increased sales. The 1995 other income includes the gain of $591,000 on the return of the annuity fund values and recognition of the nonrefundable option of $500,000 as income for the right to assume these fund values.

Net investment income increased 19% in 1997 over 1996, and decreased 1% in 1996 over 1995. The increase in 1997 results from the increase in invested assets as yields remained about the same. The decrease in 1996 was the result of the decrease in the yield on invested assets. The decrease in the yield on bonds provided the opportunity for realized capital gains, particularly in the latter part of 1996. The increase in 1995 is due to the acquisition of PUA and the maintaining of the assets for eight months in 1995 representing the approximately $21,000,000 of annuity fund values before returning to the original insurer. Management is very active in trading United States Government securities, taking advantage of capital gains created by changing interest rates. Net yields for the past three years are as follows: 6.62% in 1997, 6.63% in 1996, and 7.45% in 1995. The changes in the yield rates over the past three years reflect the general marketplace changes on new investments. The Company's investment strategy involves the liquidation of most of the invested assets and reinvesting in Government securities, money market accounts or certificates of deposit. As interest rates change, the Government securities are sold and repurchased periodically resulting in net capital gains. The realized and unrealized net gains for 1997, 1996, and 1995 are the result of the decreasing interest rates on United States Government bonds occurring throughout the year, but particularly in the fourth quarter of each year.

Policy benefits for traditional life, accident and health insurance increased 28% in 1997, 4% in 1996 and 236% in 1995. Most of the increase in 1997 and 1996 occurred in Franklin American and Family Guaranty due to the increase in writing traditional policies. The increase in 1995 was due primarily to the acquisition of Protective whose policies in force were principally traditional policies. An increase occurred in Family Guaranty due to the increase in the writing of new business over the past two years. Policy benefits for universal life and annuity products decreased 26% in 1997 over 1996, increased 17% in 1996 over 1995, and increased less than 1% in 1995 over 1994. Policy benefits represent benefits paid less fund values released. In 1997, benefits paid increased 8% and fund values released increased 22% which net to the decrease for the year. In 1996, the benefits paid decreased 15% and fund values released decreased 24%, the net of which reflected an increase in benefits to the policyholders. In 1995, the benefits paid decreased 18% and fund values released decreased 22%, the net of which also reflected an increase. A portion of the 1995 activity resulted from companies acquired during 1995 as well as from the block of annuities coinsured held for 8 months in 1995.

The change in life and accident and health insurance reserves is primarily due to the interest added to the universal life insurance and annuity policies fund values and the increase in reserves on traditional policies for the three years of 1997, 1996, and 1995. In 1995, the increase is due to the acquisition of Protective as well as the increase in the Subsidiaries' traditional reserves due to the interest rate decrease in 1995 over 1994 as required by actuarial guidelines. The total future policy liabilities at December 31, 1997, 1996, and 1995 were $72,219,624, $62,318,987, and $56,485,831, respectively. Assets generated by the policy fund receipts on universal life and annuities are invested in interest bearing instruments and the interest earned is used to fund the policy fund value interest requirement. The increase in the future policy liabilities for 1997 and 1996 is due primarily to the increase in the traditional policies. The decrease in future policy liabilities for 1995 is attributable primarily to the difference of the disposition of the block of reinsured annuity business per the agreement with the Pennsylvania Insurance Department and the acquisition of Protective which sells primarily traditional type policies.

Amortization of deferred policy acquisition costs increased 290% in 1997, decreased 80% in 1996, and increased 398% in 1995. The increase in 1997 was due primarily to the amortization of the deferred commissions generated by the increase in premiums on traditional policies over the last three years. In 1996, the amortization was less than 1995 because there was less unamortized deferred acquisition cost available than in 1995. The actuarial guideline for universal life and annuity products provides for the amortization to be determined by the amount of profit generated by this line of business including capital gains. The profit for the line of business is allocated to each issue year; therefore, the amortization is recorded by issue year until fully amortized. Once fully amortized, no further amortization can be recorded for that issue year. For traditional products in 1995, smaller future earnings are assumed as the result of the lower assumed interest rates requiring a greater amortization of the deferred acquisition cost.

Commissions decreased 13% in 1997, decreased 11% in 1996, and increased 18% in 1995. Commissions are reported after deducting the amount being capitalized as deferred acquisition cost. These amounts will ultimately be charged to expense as deferred policy acquisition cost amortization. The decrease in 1997 and 1996 is due to the increase in the deferred amount. The 1995 increase is primarily due to the acquisition of Protective.

Operating costs and expenses decreased 2% in 1997, increased 12% in 1996, and 42% in 1995. Operating costs associated with the production of new business are capitalized as deferred acquisition cost. Therefore, the operating costs reported in the consolidated statement of operations is net of the capitalized amounts. The decrease in 1997 and the increase in 1996 is due to the $541,000 included in operating costs and expenses in 1996. This amount represents the $500,000 nonrefundable option plus interest of $41,000. This refund was required by the Missouri Insurance Department, the domiciled state of the option purchaser. This transaction is more fully described in the first paragraph of
Item 6. See also footnotes to the financial statements. The 1995 increase in operating expense is due primarily to the acquisition of Protective. A portion of the increase occurred in Franklin American.

The Company and the some of the Subsidiaries are required to file separate federal income tax returns. The Company, Franklin American, and the Agency are allowed to file a consolidated federal income tax return. At December 31, 1997, there are no net operating loss carryforwards remaining.

Family Guaranty files its federal income tax return separately. At December 31, 1997, Family Guaranty did not have any net operating losses available to offset future earnings.

PUA and Protective are allowed to file their federal income tax returns on a consolidated basis with Southern Heritage Life Insurance Company. There are no net operating loss carryforwards available to offset future earnings as of December 31, 1997.

For the year ended December 31, 1997, the consolidated GAAP income tax expense was $1,945,762. The amount of current income tax payable as of December 31, 1997, is estimated to be $984,819 and deferred income tax payable estimated to be $385,000 which is due to timing differences in the recognition of revenues and expenses between GAAP and current income tax regulations.

Policy loans to policyholders increased to $231,494 in 1997 from $196,894 in 1996. The Company expects as the fund values increase, policy loans will also increase. Since the total amount of policy loans outstanding are relatively small in comparison with the fund value liability there is no significant effect on operations or the financial condition of the Company.

The balance sheet shows advance commissions of $62,700 and $24,194 at December 31, 1997 and 1996, respectively. Allowances for uncollectible accounts were $697,843 and $759,941 at December 31, 1997 and 1996, respectively.

The investment strategy used by the Company since 1991 has been successful. This strategy consists of asset growth which has assisted in the earnings growth. Also, the expansion of the agency force and the development of new policies have allowed the Company to compete with the competition. Over the last seven years, assets have increased approximately $93,249,000 which includes $18,800,000 issuance of additional common stock and $540,000 of additional paid-in-capital. Also stockholders' equity has increased approximately $45,196,000 during the same period.

Production of new business in the last half of 1991 was nonexistent. Subsequently, new business began increasing each year, which is part of the strategy for improving the Company's cash flow and improving its financial position.

Inflation has had no significant effect on reported revenue, and the results of operations are not expected to be significantly affected by inflation in the near future.

In assessing the year 2000 software issue, the Company has received written assurance from its primary software vendors that there will not be a problem once the year 2000 begins. Therefore, the Company should not be at risk in its processing of transactions after the year 2000.


LIQUIDITY AND CAPITAL RESOURCES

Franklin American initially was capitalized through a private placement of Common Stock at $1 per share, followed by two intrastate Common Stock offerings at $5 per share. A total of 2,383,870 shares were issued and $9,054,774, net of commissions and other costs of raising capital of $1,364,376, was raised through these offerings. Of the foregoing, a total of 1,828,894 shares were issued through a related company to which commissions of $1,227,665 were paid based on commission rates ranging from 4% to 14% of total capital received from the issuance of these shares, which totaled $9,144,470.

In 1991, the offering price on the 1,674 shares issued during the offering to current stockholders in 1990 was changed from $5.00 to $3.50 per share. Shareholders were given the option to receive additional shares or a refund. As a result, 576 additional shares were issued and $292.50 refunded. In October 1991, the Company received $3,757,500.60 for 2,683,959 shares of common stock from a private placement sale in a single transaction. In September 1993, the Company issued an additional 4,500,000 shares of Common Stock at $2.00 per share for a gross total of $9,000,000. $4,200,000 of these proceeds was contributed to Franklin American and the remainder was invested in U.S. Government securities held by the Company. The balance of the shares outstanding was issued through warrants, dividends, or sold by officers with no payment of commissions.

In August 1994, the Company issued an additional 3,238,095 shares of Common Stock at $2.10 per share for a gross total of $6,800,000. The Company used a portion of the funds to acquire IFSLIC for $4,615,408.

In December 1995, the Company issued an additional 1,500,000 shares in a private placement of common stock at $2.00 per share for a total of $3,000,000.

In January 1997, the Company received $540,000 as additional paid-in-capital from the majority stockholder of the Company. These funds were subsequently contributed to Franklin American as reimbursement for the refund by Franklin American to a company which had previously purchased the right to assume a block of annuities. Franklin American had this right through a coinsurance agreement. The refund by Franklin American was required by the Missouri Insurance Department after the Pennsylvania Insurance Department voided the coinsurance agreement.

The funds obtained through these equity offerings were used in supporting operating cost and acquiring new insurance policies. The excess funds were invested primarily in fixed and equity securities. As a result of the invested capital and investment of premiums received from policyholders, invested assets and cash equivalents at December 31, 1997 and 1996 totalled $111,220,974 and $93,380,149, respectively. The stockholders' equity at December 31, 1997 was $49,743,637 compared to $40,553,734 at December 31, 1996.

Various states in which the subsidiaries do business require that a security deposit be maintained in such states to be held in trust for the protection of policyholders. Such security deposits are in the form of investment securities and are held in trust by that particular state's insurance commissioner. Although the investment security remains in the possession of the particular state's insurance commissioner, the Company receives interest earned on such securities. Total carrying amounts of such security deposits as of December 31, 1997 are $2,741,014. While the Company receives the interest generated by such securities, principal is not available for general corporate use except that the security may be replaced with another security with sufficient value. The Company is required to maintain such security deposits in the states so long as it has insureds residing in such states whose aggregate future policy benefits are in excess of the amount required by statute to be kept on deposit.

Franklin American's statutory capital and surplus was $11,944,505 at December 31, 1997. Tennessee insurance law requires Franklin American to maintain a minimum capital and surplus of $2,000,000. Franklin American reported a statutory loss of $118,264 at December 31, 1997.

Family Guaranty's statutory capital and surplus was $1,956,661 at December 31, 1997. Mississippi insurance law requires $1,000,000 minimum capital and surplus. Family Guaranty reported a statutory gain of $383,938 at December 31, 1997.

Protective's statutory capital and surplus was $2,972,278 at December 31, 1997. Mississippi insurance law requires $1,000,000 minimum capital and surplus. Protective reported a statutory gain of $309,698 at December 31, 1997.

The two primary sources of cash are premiums and investment income. The primary uses of cash are the payment of policy benefits and operating expenses. The Company reflects a cash increase of $203,156 in 1997 and a decrease of $71,708 in 1996. In 1995, the Company showed a cash increase of $514,596 which included $3,000,000 of proceeds from issuance of common stock. A portion of the funds were used as contributed surplus to Protective and the remaining invested in United States Government securities to be used later to purchase additional business. In each of the years presented, interest and realized capital gains on bonds are generally reinvested in bonds which may cause the Company to reflect a negative cash flow or a smaller increase in cash flow.

Prior approval of the Insurance Department of the Subsidiaries' domicile state is required for the payment of dividends, loans, or other advances which exceed certain statutory limitations.

Therefore, as of December 31, 1997 no dividends could be paid by the Subsidiaries without prior approval.

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

This capital standard should not have an impact on the Company's liquidity or results of operations, nor will it have any effect on the Company's business strategy. The Company and Subsidiaries primarily invested in U.S. Government bonds in 1997 which creates a low risk factor.


ITEM 7.  FINANCIAL STATEMENTS

See index to consolidated financial statements and financial statement schedules on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders, which is herein incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders, which is herein incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders, which is herein incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders, which is herein incorporated by reference.


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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


Report on Form 10-KSB for the fiscal year ended December 31, 1997

                                                                                           Page
                                                                                        Number in
                                                                                         Manually
Exhibit                                                                                   Signed
Number                  Description                                                      Original
------                  -----------                                                      --------

                                                                                        <C >
3.1      Charter of the Company (filed as Exhibit 1.1 of the Company's
         Registration Statement on Form S-1, No. 33-26453, effective August 10,
         1990, and incorporated herein by reference).

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

 22.1     List of Subsidiaries

 27       Financial Data Schedule (for SEC use only).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRANKLIN AMERICAN CORPORATION


DATE:  MARCH    , 1998             BY:
             ---                         --------------------------------------
                                         John A. Hackney, Chairman,
                                         President and Chief Executive Officer

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Franklin American Corporation and subsidiaries are incorporated by reference into Item 7:


Report of Independent Auditors .......................................        F-2

Consolidated Balance Sheets-December 31, 1997 and 1996 ...............        F-3

Consolidated Statements of Operations-Years Ended
December 31, 1997, 1996 and 1995 .....................................        F-4

Consolidated Statements of Stockholders' Equity - Years Ended
December 31, 1997, 1996, and 1995 ....................................        F-5

Consolidated Statements of Cash Flows-Years Ended
December 31, 1997, 1996, and 1995 ....................................        F-6

Notes to Financial Statements ........................................        F-7


The following consolidated financial statement schedules of Franklin American Corporation and Subsidiaries are incorporated by reference into Item 7:

Schedule I   - Summary of Investments - Other than Investments in Related
               Parties

Schedule II  - Condensed Financial Information of Registrant

Schedule III - Supplementary Insurance Information

Schedule IV  - Reinsurance

[LEUTY AND HEATH, PLLC LETTERHEAD]







INDEPENDENT AUDITOR'S REPORT

March 23, 1998

To the Board of Directors and Shareholders of FRANKLIN AMERICAN CORPORATION

We have audited the consolidated balance sheets of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1997, and 1996 and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Leuty and Heath, PLLC

LEUTY AND HEATH, PLLC
Certified Public Accountants

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31
                                                                                                  -----------
                                                                   Notes                   1997                 1996
                                                                   -----                   ----                 ----
ASSETS
Investments:                                                       1,3,10
  Fixed maturities-at amortized cost
    (market 1997, $2,617,892; 1996, $2,530,773)                    3,10                  $  2,541,014            2,505,506
    Held for sale - at market
    (cost: 1997, $101,914,907; 1996, $89,497,087)                  3,10                   107,081,805           89,399,477
  Mortgage loans on real estate - unaffiliated                                                      -               67,999
  Policy loans                                                                                231,494              196,894
  Short term investments                                           10                         127,906              174,674
                                                                                         ------------          -----------
                          TOTAL INVESTMENTS                                               109,982,219           92,344,550

  Cash and cash equivalents                                                                 1,238,755            1,035,599
  Accrued investment income                                                                 1,957,181              860,916
  Deferred policy acquisition costs                                1,2                      2,413,487            3,100,110
  Property and equipment at cost,  less accumulated
    depreciation (1997, $1,284,606; 1996, $1,179,150)              1                          337,741              296,422
  Intangible assets                                                1,4                      8,183,129            8,409,668
  Agent advances (net of allowance for uncollectible
    accounts of $697,843 in 1997 and $759,941 in 1996)             5                           62,700               24,194
  Other assets                                                     4                          543,016              506,719
                                                                                         ------------          -----------
                           TOTAL ASSETS                                                  $124,718,228          106,578,178
                                                                                         ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                                         1,2                   $ 72,219,624           62,318,987
    Other policy liabilities                                       1                          629,026              390,754
                                                                                         ------------          -----------
                          TOTAL POLICY LIABILITIES                                         72,848,650           62,709,741

ACCRUALS
 Accrued expenses and other liabilities                                                       756,122              747,073
 Income tax payable - current                                      7                          984,819            1,459,386
 Income tax payable - deferred                                     7                          385,000            1,108,244
                                                                                         ------------          -----------
                          TOTAL LIABILITIES                                                74,974,591           66,024,444

COMMITMENTS AND CONTINGENCIES                                      8,9,15

STOCKHOLDERS' EQUITY                                               1
 Common stock, no par value; authorized
 20,000,000 shares; issued and outstanding
 14,426,096 shares in 1997 and 1996                                                        31,738,304           31,738,304
 Additional paid in capital                                                                   540,000                -
 Treasury stock:  162,350 shares in 1997 and 1996                                            (336,670)            (336,670)
 Retained earnings                                                                         17,802,003            9,152,100
                                                                                         ------------          -----------
                          TOTAL STOCKHOLDERS' EQUITY                                       49,743,637           40,553,734
                                                                                         ------------          -----------
                          TOTAL LIABILITIES AND EQUITY                                   $124,718,228          106,578,178
                                                                                         ============          ===========



See notes to consolidated financial statements

                            FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                             Years Ended December 31
                                                                             -----------------------

                                                                 Notes        1997             1996           1995
                                                                --------- -------------    -------------  -------------
REVENUE:
  Insurance revenue:                                            1
   Traditional life and other insurance premiums                           $16,915,315       10,177,779      8,206,778
   Universal life and investment product policy charges                      1,022,547        2,071,532      2,508,301
   Net investment income                                        1,3          6,644,881        5,582,250      5,657,309
   Net realized and unrealized investment gains                 1,3,9       10,890,398        8,590,285      3,801,492
   Other (net)                                                  12             407,175          484,524      1,606,498
                                                                           -----------       ----------     ----------
                                                                            35,880,316       26,906,370     21,780,378



BENEFITS, CLAIMS AND EXPENSES:
  Policy benefits and claims:                                   1
     Traditional life and accident and health insurance                      4,324,754        3,361,776      3,239,186
     Universal life and investment products                                    688,253          936,366        798,696
  Increase in reserves for future policy benefits                           11,420,022        7,265,046      5,772,084
  Amortization of deferred policy acquisition costs             1            4,137,376        1,060,587      5,303,168
  Commissions                                                                  390,036          449,345        506,108
  Operating costs and expenses                                  2,12         4,324,210        4,422,430      3,963,958
                                                                           -----------       ----------     ----------
                                                                            25,284,651       17,495,550     19,583,200
                                                                           -----------       ----------     ----------




NET INCOME BEFORE TAX                                                       10,595,665        9,410,820      2,197,178
  Income tax expense                                            7           (1,945,762)      (1,404,409)      (172,758)
                                                                           -----------       ----------     ----------
NET INCOME                                                                 $ 8,649,903        8,006,411      2,024,420
                                                                           ===========       ==========     ==========

NET INCOME PER COMMON SHARE                                     1          $      0.60             0.55           0.16
                                                                           ===========       ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  14,426,096       14,426,096     13,028,835
                                                                           ===========       ==========     ==========




See notes to consolidated financial statements

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995







                                                                                                 Retained            Total
                                       Common           Additional           Treasury            Earnings         Stockholders'
                                        Stock         Paid in Capital          Stock             (Deficit)           Equity
                                     -----------     ----------------      ------------          ---------        ------------



BALANCE, DECEMBER 31, 1994           $28,738,304                 --            (149,000)           (878,731)         27,710,573

   Issuance of common stock            3,000,000                 --                  --                  --           3,000,000

   Purchase of treasury stock                 --                 --            (187,670)                 --            (187,670)

   Net income                                 --                 --                  --           2,024,420           2,024,420
                                     -----------        -----------         -----------         -----------         -----------


BALANCE, DECEMBER 31, 1995            31,738,304                 --            (336,670)          1,145,689          32,547,323


   Net income                                 --                 --                  --           8,006,411           8,006,411
                                     -----------        -----------         -----------         -----------         -----------


BALANCE, DECEMBER 31, 1996            31,738,304                 --            (336,670)          9,152,100          40,553,734

   Additional paid in capital                 --            540,000                  --                  --             540,000

   Net income                                 --                 --                  --           8,649,903           8,649,903
                                     -----------        -----------         -----------         -----------         -----------


BALANCE, DECEMBER 31, 1997           $31,738,304            540,000            (336,670)         17,802,003          49,743,637
                                     ===========        ===========         ===========         ===========         ===========





See notes to consolidated financial statements

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                        Years Ended December 31
                                                                                        -----------------------

                                                                          1997                  1996                     1995
                                                                    ---------------         ---------------         ---------------
OPERATING ACTIVITIES
   Net income                                                       $     8,649,903               8,006,411               2,024,420
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities:

     Increase in reserves for future policy benefits                     11,420,022               7,265,046               5,772,084
     Revenues from policy fund charges                                   (1,022,547)             (2,071,532)             (2,508,301)
     Depreciation                                                           111,600                 128,469                 196,027
     Amortization                                                           226,539                 226,539                 464,946
     Net change in book value of securities                                  72,918                 109,200                   1,981
     Net realized and unrealized (gains) losses                         (10,890,398)             (8,590,285)             (3,801,492)
     Purchase of trading securities                                  (9,784,629,494)        (12,820,141,182)        (14,857,545,723)
     Sales of trading securities                                      9,778,752,757          12,813,241,793          14,841,615,091
     Amortization of policy acquisition costs                             4,137,376               1,060,587               5,303,168
     Change in unearned premiums                                            155,279                 (59,619)                 29,241
     Change in agent advances                                               (38,506)                208,577                (213,250)
     <Increase> decrease in accrued investment income                    (1,096,265)               (189,670)                (48,225)
     Increase <decrease> in accrued policy benefits and claims               82,993                (126,502)               (586,357)
     Increase <decrease> in federal income tax payable                   (1,197,811)              1,395,120                 274,483
     Change in other assets and other liabilities                           (61,848)                249,394              (3,769,278)
     Capitalization of deferred policy acquisition costs                 (3,450,753)             (2,260,189)             (1,545,539)
                                                                    ---------------         ---------------         ---------------

              NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                                     1,221,765              (1,547,843)            (14,336,724)
                                                                    ---------------         ---------------         ---------------

INVESTING ACTIVITIES
   Purchases of investments and loans                                    (2,016,850)               (916,729)            (42,064,540)
   Sales of investments                                                          --                 879,847               1,840,628
   Maturities of investments                                              1,040,000                 137,500              58,136,976
   Proceeds from repayment of loans                                          67,999                 841,507                 493,575
   Purchases of property and equipment                                     (152,920)               (105,632)               (188,618)
   Proceeds from sale of property & equipment                                    --                      --                  40,555
                                                                    ---------------         ---------------         ---------------

              NET CASH PROVIDED (USED) BY
              INVESTING ACTIVITIES                                       (1,061,771)                836,493              18,258,576
                                                                    ---------------         ---------------         ---------------

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                        Years Ended December 31
                                                                        -----------------------

                                                              1997               1996                1995
                                                          -----------         -----------         -----------


FINANCING ACTIVITIES
   Proceeds from issuance of common stock                          --                  --           3,000,000
   Additional paid in capital                                 540,000                  --                  --
   Purchase of treasury stock                                      --                  --            (187,670)
   Receipts from universal life policies credited
      to policyholder account balances                      2,359,278           2,890,678           6,564,572
   Return of policyholder account balances on
      universal life policies                              (2,856,116)         (2,251,036)        (23,690,093)
   Traditional reserves received from acquisitions                 --                  --          10,905,935
                                                          -----------         -----------         -----------

                  NET CASH PROVIDED (USED) BY
                  FINANCING ACTIVITIES                         43,162             639,642          (3,407,256)
                                                          -----------         -----------         -----------

                  INCREASE (DECREASE) IN CASH                 203,156             (71,708)            514,596

Cash and cash equivalents at beginning of year              1,035,599           1,107,307             592,711
                                                          -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                               $ 1,238,755           1,035,599           1,107,307
                                                          ===========         ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

   Interest credited to policyholders accounts            $ 1,519,750           1,524,206           1,932,373
                                                          ===========         ===========         ===========

   Income taxes paid                                      $ 3,143,573              42,724                  --
                                                          ===========         ===========         ===========



NONCASH TRANSACTIONS:

   In 1994, the Company coinsured a block of annuities with fund values of $21,912,000 accounted for on the purchase accounting basis. In 1995, after the ceding company was placed under formal rehabilitation, the Company was denied the assumption of this block of annuities by the Pennsylvania Insurance Department. As a result, the co-insurance agreement was rescinded and the policy fund values returned to the ceding company. (See footnote #2 for further discussion of both the purchase in 1994 and the disposition in
   1995)




See notes to consolidated financial statements


                                     F-6.1

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's financial statements are prepared in conformity with generally accepted accounting principles.

         CONSOLIDATION POLICY AND CORPORATE ORGANIZATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Franklin American Life Insurance Company, Franklin American Agency, Family Guaranty Life Insurance Company and Protective United Assets, Inc. All significant intercompany balances and transactions have been eliminated.

         Franklin American Life Insurance Company is licensed by the Tennessee Department of Commerce and Insurance as a stock life insurance company. Family Guaranty Life Insurance Company is licensed by the Mississippi Insurance Department. Protective United Assets, Inc. is a Mississippi domiciled holding company whose principal asset is Franklin Protective Life Insurance Company (formerly Protective Service Life) and Southern Heritage Life Insurance Company (an inactive company). Franklin American Life has two primary lines of business; life insurance (traditional and universal life) and annuities. Family Guaranty Life sells industrial life insurance products. Franklin Protective Life sells primarily traditional life and annuities.

         A significant portion of the company's life insurance and annuity business represents sales in the funeral market through funeral home directors or their employees who are licensed agents of the Company. Frequently, the funeral home is assigned benefits under the policies to provide funeral arrangements for the insured. Protective United Assets, Inc. serves as Trustee for life insurance trusts for the benefit of several funeral homes. As Trustee, when funds are received into the trust, generally annuity policies are purchased from Franklin Protective Life; however, funds received may be invested in certain securities if requested by the trust Grantor.

         INVESTMENTS: Fixed maturity investments held for investment purposes are stated at amortized cost.

         Fixed maturities held for sale (bonds) are stated at market. At each balance sheet date, fixed maturities are reviewed to determine if the Company intends to and has the ability to hold each fixed maturity owned to its maturity. If the Company concludes it will not hold a fixed maturity investment to maturity, then the investment is reclassified to "held for sale" and carried at market. Fixed maturities are generally sold to take advantage of interest rate changes which increase assets and income. Investments held for investment purposes are also reviewed on each balance sheet date to determine if their value has been impaired. The Company considers whether a decline in market value at the balance sheet date is temporary; if not, the investment's carrying value is reduced to estimated net realizable value. The decline in value is reported as an unrealized loss in the period of decline.

         Equity securities (common and preferred stocks) are stated at market value and mortgage loans on real estate and policy loans are stated at their unpaid principal balance. Short-term investments are stated at cost.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


INVESTMENTS  - CONT.


Gains and losses on the sale of investments and provisions for possible losses on investments are included in net realized and unrealized investment gains or losses in the statement of operations. Cost is determined by specific identification in computing realized gains and losses.



REVENUE, BENEFITS, CLAIMS AND EXPENSES:

A. TRADITIONAL LIFE INSURANCE PRODUCTS - Traditional life insurance includes those products with fixed and guaranteed premiums and benefits and consists principally of whole life insurance policies and annually renewable term policies. Premiums for traditional life insurance policies are recognized as revenue when due. The liabilities for future policy benefits and expenses for traditional life insurance policies are computed using a net -level method including assumptions as to investment yields, withdrawals, mortality and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviation. The reserve yield assumption was a range of 3% to 5 1/2% over the past three years. Benefit reserves for traditional insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.

B. UNIVERSAL LIFE AND INVESTMENT PRODUCTS - Universal life products include universal life insurance and other interest-sensitive life insurance products. Investment products include deferred annuities without life contingencies. Revenues related to universal life and investment products consist of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges and deferred revenue charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest credited to policy account balances is charged to expense under the caption "change in life insurance reserves." Interest credit rates for universal life and investment products ranged from approximately 5% to 6% for the three year period ending December 31, 1997.

C. ACCIDENT AND HEALTH INSURANCE - Accident and health insurance premiums are recognized as revenue over the terms of the policies. The liability for policy benefits and claims includes unpaid claims that have been reported to the Company and estimated claims incurred but not yet reported, plus certain future policy benefits under non- cancelable policies. Policy claims are charged to expense in the period that the claims are incurred.

D. DEFERRED POLICY ACQUISITION COSTS - These costs represent agent commissions and other costs of acquiring traditional life insurance, universal life and investment products that vary with and are primarily related to the production of new and renewal business. Traditional life insurance acquisition costs are amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




D.       DEFERRED POLICY ACQUISITION COSTS - CONT.


         Acquisition costs for universal life and annuities are amortized in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins and actual profits these policies generate each year including realized and unrealized capital gains and losses. The Company evaluates annually the actual versus expected experience with respect to the elements of expected future gross profits, and changes in amortization of acquisition costs as considered appropriate based on the results obtained.

E. PREMIUM DEFICIENCIES - On an annual basis, the Company reviews its life and accident and health insurance products to determine whether the policies contain sufficient premiums to provide for future benefits and expenses.

         The Company utilizes their actual experience with respect to expenses, interest, mortality, morbidity and withdrawals to determine whether accumulated reserves together with the present value of future gross premiums will be sufficient to cover benefits and expenses and unamortized deferred policy acquisition costs. As a result of this review, the Company provides for net premium deficiencies through a charge to current year operations.

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

B. PROPERTY AND EQUIPMENT - Property and equipment is carried at cost and depreciated over their estimated useful lives, ranging from 5 to 15 years primarily using the straight line method.

C. INCOME PER COMMON SHARE - Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the periods. Stock options and warrants, considered common stock equivalents, have not been included in the calculation due to their antidilutive effect. Fully diluted earnings per share is not presented since it approximates the gain or loss per common share.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




         OTHER ACCOUNTING POLICIES - CONT.:


         D. INTANGIBLE ASSETS - Intangible assets include goodwill from the acquisition of subsidiaries and state business licenses, and are amortized on a straight line basis over a forty year period.

         E. INCOME TAXES - The Company files a consolidated tax return with those life and non life insurance subsidiaries meeting the federal income tax regulations for consolidated Returns. Those subsidiaries who do not meet these regulations file a separate tax return. Protective United Assets, Inc., acquired during 1995, files a consolidated return with its wholly owned life insurance subsidiaries. In February 1992, the Financial Accounting Standard Board (FASB) issued Statement 109, "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this Statement, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

         F. CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts. Cash equivalents include only investments with original maturities of three months or less.

         G. POST RETIREMENT BENEFITS - In December 1990, the Financial Accounting Standards Board issued Statement No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions" which became effective for fiscal years beginning after December 15, 1992. The impact of the new standard is not material to the Company's consolidated financial statements.

         H. RECLASSIFICATIONS - The accompanying 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.       ACQUISITIONS

         At various times during 1994, the Company acquired a block of annuity policies totaling $21,912,000 of fund values from North American Life Insurance Company (NALICO). Effective September 1, 1995 the Company and the Pennsylvania Insurance Commissioner agreed to rescind the coinsurance agreement between the Company and NALICO. Fund values totaling $21,459,048 were returned by the Company while recognizing a gain on this transaction of $591,361 or five cents ($0.05) income per share.

         On March 17, 1995, effective January 1, 1995, the Company acquired Protective United Assets, Inc. (PUA), an insurance holding company, for a purchase price of $4,178,000. Total assets received were $22,025,000 including goodwill of $5,603,000. The primary asset of PUA is Franklin Protective Life Insurance Company.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



3.       INVESTMENTS

         Major categories of net investment income are summarized as follows:

                                                         1997                1996                1995
                                                         ----                ----                ----

         Fixed maturities                            $ 6,737,429           5,561,190           4,738,458
         Equity securities                                    --                   5              63,593
         Mortgage loans on real estate                     2,271              57,956             101,621
         Policy loans                                     18,394              14,110              12,272
         Short-term investments                           50,176              65,423             833,871
                                                     -----------         -----------         -----------
                                                       6,808,270           5,698,684           5,749,815
         Investment expense                             (163,389)           (116,434)            (92,506)
                                                     -----------         -----------         -----------
                        NET INVESTMENT INCOME        $ 6,644,881           5,582,250           5,657,309
                                                     ===========         ===========         ===========
         Net realized and unrealized investment
          gains (losses):
         Fixed maturities                            $ 5,644,668           9,085,902           3,745,482
         Equity securities                                    --                 917             118,165
         Mortgage loans                                  (18,778)           (507,600)            (45,804)
                                                     -----------         -----------         -----------
         Net realized investment gains (losses)        5,625,890           8,579,219           3,817,843
         Net unrealized investment gains (losses)      5,264,508              11,066             (16,351)
                                                     -----------         -----------         -----------
                                                     $10,890,398           8,590,285           3,801,492
                                                     ===========         ===========         ===========


         The value of investments in fixed maturity securities were as follows:

                                                           December 31, 1997
                                       ------------------------------------------------------------
                                                                         Gross Unrealized (1)
                                                                         --------------------
                                         Carrying        Amortized
                                        Value (1)         Cost (1)          Gains         Losses
                                        ---------         --------          -----         ------

         United States Government     $107,081,805        2,371,618        5,247,667      (19,171)
         Corporate                              --          169,396           15,293           --
                                      ------------     ------------     ------------      -------
                                      $107,081,805        2,541,014        5,262,960      (19,171)
                                      ============     ============     ============      =======



           (1) Carrying value represents market value; therefore, the unrealized gains and losses are calculated by the difference between cost of $101,914,907 and carrying value. For those bonds carried at amortized cost, the unrealized gains and losses are calculated by the difference between amortized cost and market of $2,617,892.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



      3.   INVESTMENTS - CONT.:



                                                       December 31, 1996
                                       ---------------------------------------------------------
                                                                          Gross Unrealized (2)
                                                                          --------------------
                                       Carrying         Amortized
                                       Value (2)         Cost (2)          Gains         Losses
                                       ---------         --------          -----        ------

         United States Government     $89,399,477       2,335,910          14,175      (101,710)
         Corporate                             --         169,596          15,193            --
                                      -----------       ---------          ------      --------
                                      $89,399,477       2,505,506          29,368      (101,710)
                                      ===========       =========          ======      ========

         (2) Carrying value represents market value; therefore, the unrealized gains and losses are calculated by the difference between cost of $89,497,087 and carrying value. For those bonds carried at amortized cost, the unrealized gains and losses are calculated by the difference between amortized cost and market of $2,530,773.


         The carrying value of fixed maturity securities at December 31, 1997, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                             Carrying Value     Market Value
                                                             --------------     ------------
           Due during next five years                         $  2,087,616        2,121,995
           Due after five years through ten years                  121,561          127,156
           Due after ten years through fifteen years                     -                -
           Due after fifteen years through twenty years         21,402,084       21,154,829
           Due after twenty years                               86,011,558       86,295,717
                                                              ------------      -----------
                         Totals                               $109,622,819      109,699,697
                                                              ============      ===========

         The market values of fixed maturity securities were based upon quoted market prices for marketable bonds.

         The following investments exceeded ten percent (10%) of stockholders' equity as of December 31, 1997 and 1996:

                                                              As of December 31
                                                              -----------------
                                                    1997                               1996
                                                    ----                               ----
                                         Carrying            Estimated       Carrying        Estimated
                                           Value               Market          Value           Market
                                           -----               ------          -----           ------
Ten percent of Stockholders Equity       $4,974,364                         $ 4,055,373
Bonds:
     U.S. Treasury Bond Series 2021,
     8% due November 2021                $5,962,309          $5,962,309     $88,610,857      $88,610,857

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



4.       INTANGIBLE ASSETS AND OTHER ASSETS


               Intangible assets consist of the following at December 31 :

                                               1997            1996
                                               ----            ----
Goodwill                                    $8,244,554       8,244,554
Less accumulated amortization                 (684,388)       (478,274)
State business licenses                        817,000         817,000
Less accumulated amortization                 (194,037)       (173,612)
                                            ----------       --------
                             Total          $8,183,129       8,409,668
                                            ==========       =========


               Other assets include the following at December 31:

                                              1997              1996
                                              ----              ----
Notes receivable - other                    $ 49,973            72,672
Insurance Guaranty Fund                      227,771           269,478
All Others                                   265,272           164,569
                                            --------           -------
                             Total          $543,016           506,719
                                            ========           =======



5.       AGENT ADVANCES


         In February 1989, the Company adopted a program whereby commission advances were made to agents on certain new business. These advances were to be repaid principally through the application of commissions earned on premiums received in the future. At December 31, 1997 and 1996, the balance sheet reflects agents advances of $62,700 and $24,194, respectively. During 1990, the Company evaluated the recoverability of these advances and concluded that due to the overall persistency within the lines of business, an allowance for these advances was necessary in order to state the advances at their net realizable value. The allowance at December 31, 1997 and 1996 is $697,845 and $759,941, respectively. Advances were made by the Company during 1997 and 1996 on a limited basis.


6.       STOCKHOLDERS' EQUITY

         The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which differs in certain respects from statutory accounting practices (SAP) prescribed or permitted by regulatory authorities. The significant differences in SAP and GAAP accounting practices result from:

         a. Certain costs of acquiring and issuing new policies (principally commissions and certain policy issue costs) which, under GAAP, are capitalized as deferred policy acquisition costs and amortized over the life of the related premium paying period, or the lives of the policies in relation to either the present value of the estimated gross profits or the actual profits generated by universal life and annuity products. SAP requires these costs to be expensed as incurred.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6.       STOCKHOLDERS' EQUITY - CONT.:


         b. Premium revenue on universal life and investment products for GAAP reporting purposes consists of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Any additional cash received is applied to the policy value. For SAP purposes, premium revenue on universal life and investment products are treated as revenue when received.

         c. Premium revenue on single premium universal life and deferred annuity policies for GAAP reporting purposes is reduced by the amount of certain front-end expense loads, which are deferred as unearned revenue and amortized in proportion to the present value of expected future profits on the related policies. Such unearned revenue is included in future policy benefits on the balance sheet. For SAP purposes, premiums on single premium universal life and annuity policies are treated as revenue when received.

         The statutory net income (loss) and capital and surplus for the Company's life insurance subsidiaries are filed with the various state departments of insurance were as follows:

                                                Net Income (Loss)                   Capital and Surplus
                                                -----------------                   -------------------

                                         1997         1996          1995              1997          1996
                                         ----         ----          ----              ----          ----
Franklin American Life Ins. Co.       $(118,264)     753,104     1,857,792         11,944,505    12,507,723
Family Guaranty Life Ins. Co.           383,938      124,757       187,397          1,956,661     1,843,136
Franklin Protective Life Ins. Co.       309,698      442,566    (1,308,516)         2,972,278     2,961,723


         Prior approval from the insurance department of the state of domicile must be received for the payment of dividends by the life insurance subsidiaries to the parent which are in excess of certain statutory limitations. Also, prior notification of certain loans or other advances made by the life insurance subsidiaries to the parent must be made to the insurance department of the domicile state. At December 31, 1997 and 1996, no such dividends could be paid without prior approval.

         Under Tennessee law, the domicile state of Franklin American Life Insurance Company, the minimum statutory capital and surplus is $2,000,000 at December 31, 1997. Under Mississippi law, the domicile state of Family Guaranty Life and Franklin Protective Life, minimum capital and surplus is $1,000,000 at December 31, 1997. The minimum requirements for statutory capital and surplus vary for many of the 17 states in which the Company is licensed with the highest minimum requirement being $3,000,000.

7.       INCOME TAXES

         The Company files a consolidated federal income tax return with Franklin American Life and Franklin American Agency. Family Guaranty Life files its federal income tax return apart from its affiliates. Protective United Assets files a consolidated federal income tax return with Franklin Protective Life and Southern Heritage Life. None of the companies have net operating losses to offset future earnings.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



7.       INCOME TAXES  - CONT.:

         Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method, to the liability method required by FASB Statement 109, "Accounting for Income Taxes." As permitted under those rules, prior year financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was not significant.

         The Company's federal income tax expense related to income before taxes is summarized as follows:


                                 1997                    1996                 1995
                                 ----                    ----                 ----
           Current            $  821,438              1,148,538               40,335
           Deferred            1,124,324                255,871              132,423
                              ----------              ---------              -------
           Total              $1,945,762              1,404,409              172,758
                              ==========              =========              =======


         Income taxes paid by the company totaled $3,143,573, $42,724, and $0 in 1997, 1996, and 1995, respectively.


         The Company's effective income tax rate on pre-tax income is lower than the prevailing corporate federal income tax rate and is summarized as follows:


                                                    1997      1996     1995
                                                    ----      ----     ----
           Corporate federal income tax rate         34%       34%      34%
           Utilization of net operating losses       -2%       -7%     -20%
           Small life insurance company deduction   -12%      -12%      -5%
           Other,  net                               -2%        -%      -1%
                                                    ---       ---      ---
                                                     18%       15%       8%
                                                    ===       ===      ===



         The Company's federal income tax liability is summarized as follows:


                                                December  31,
                                    -----------------------------
                                       1997               1996
                                       ----               ----
           Current                  $  984,819         $1,459,386
           Deferred                    385,000          1,108,244
                                    ----------         ----------
                   Total            $1,369,819         $2,567,630
                                    ==========         ==========

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




7.       INCOME TAXES - CONT.:

         The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                     December 31
                                                                     -----------
                                                                  1997           1996
                                                                  ----           ----
         Deferred tax assets:
         Policy reserves and policyholder funds                $1,640,564        304,444
         Other                                                         --         41,503
                                                               ----------     ----------
         Total deferred assets                                  1,640,564        345,947
                                                               ----------     ----------

         Deferred tax liabilities:
         Deferred policy acquisition costs and intangibles        183,024      1,379,163
         Investments                                            1,842,540             --
         Other                                                         --         75,028
                                                               ----------     ----------
         Total deferred liabilities                             2,025,564      1,454,191
                                                               ==========     ==========
         Net deferred liability                                $  385,000      1,108,244
                                                               ==========     ==========


8.       LEASES:

         The Company leases its office space. The original lease was for a five year period effective August 1, 1994 and ending July 31, 1999. The original lease was amended and extended December 24, 1997 to cover a period of approximately 10 years. The revised lease is based on expanded office space and renovations. Future rental expense payments are as follows:

                                1998                $  296,253
                                1999                   383,997
                                2000                   383,997
                                2001                   405,667
                                2002                   421,158
                             Thereafter              2,429,911

         The Company also has certain short-term (less than one year) operating leases for various pieces of equipment. Total rental expense under these operating lease arrangements were $36,338, $8,715, and $9,782 in 1997, 1996, and 1995 respectively.

9.       RELATED PARTY TRANSACTIONS:

         During 1996, the Company purchased $1,229,000 of mortgage loans from Franklin Protective Life (a subsidiary) at book value and then sold the same loans to an unrelated third party for a loss of approximately $500,000.

         The Company receives management fees from companies owned by the majority shareholder of the Company. The amounts received in 1997, 1996, and 1995 were $190,000, $328,000, and $168,000, respectively.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





10.      RESTRICTED INVESTMENTS

         Included in the balance sheet are certain investments which represent security deposits held in trust for the protection of policyholders of the Company as required under the laws of the various states in which the subsidiaries of the Company are licensed. The total carrying value of these investments at December 31, 1997 is $2,741,014. An amount of $10,000 is included in the caption of "short-term investments", $200,000 in "cash and cash equivalents" and $2,531,014 under "fixed maturities" at amortized cost. While interest earned on these investments is recorded by the Company, the principal is not available for general corporate use.

11.      REINSURANCE

         The life insurance subsidiaries reinsure certain of their insurance risks with other insurers, principally under annually renewable term agreements. The annually renewable term agreement is accounted for by paying a stipulated premium to the reinsurer in order for the reinsurer to share a certain portion of the risk. The maximum amount of risk retained by the subsidiaries on any one life is $25,000. A small amount is reinsured under a coinsurance agreement on a 50% basis, whereby one half of all the transactions involving these policies are shared with the reinsurer.

         A coinsurance/modified coinsurance agreement was entered into in September 1990 and provided Franklin American Life with additional statutory surplus of $1,800,000 at December 31, 1990. This agreement was terminated as of June 30, 1995 as the policies were recaptured as provided for in the agreement; therefore no statutory surplus adjustments have been recorded since June 30, 1995. The coinsurance / modified coinsurance agreement is accounted for by sharing the actual premiums collected with the reinsurer. The reinsurer shares in the expenses, claims, and reserve charges. The reserves and assets on the coinsurance portion are maintained by the reinsurer, while Franklin American Life retains the reserves and assets on the modified coinsurance portion of the agreement. In accordance with generally accepted accounting principles, this agreement does not qualify as a transfer of risk and was not reflected in the consolidated financial statements. The only amounts recognized in the consolidated financial statements are the reinsurance fees paid of $0, $0, and $18,107 for 1997, 1996, and 1995, respectively.

         Additionally, the Company's life subsidiaries have reinsured approximately $12,917,000, $16,598,000 and $7,279,000 in face amount of life insurance risks with other insurers for 1997, 1996, and 1995, respectively, representing $87,958, $169,318 and $88,808 of premiums for 1997, 1996, and 1995, respectively. Policy and claim reserves relating to insurance ceded of $164,208 in 1997 and $157,075 in 1996 are provided for in the Company's financial statements. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the obligation to pay such a claim would remain with the subsidiary. There are no circumstances of this nature at December 31, 1997.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




12.      OTHER INCOME:

         Included in other income on the consolidated statement of operations for 1995 are two significant transactions. One being the return of approximately $21,000,000 of annuity fund value to the ceding insurer as the result of the stipulation and settlement agreement with the Pennsylvania Insurance Department, which resulted in a gain of $591,000. In a separate transaction in 1994, the company received a $500,000 nonrefundable option to take the Company's position to assume this block. The $500,000 was reflected as a liability on the 1994 financial statement and recognized as other income on the 1995 consolidated statement of operations.

         Included in 1996 operating cost and expenses is $541,000 representing a refund of the $500,000 nonrefundable option received in 1994 and recognized as income in 1995 and $41,000 of interest for the period held by the company. The $541,000 was accrued in the 1996 consolidated statement of operations and was paid in January 1997. The liability is included in accrued expenses and other liabilities on the 1996 consolidated balance sheet. The refund of the nonrefundable option was required by the Missouri Insurance Department, the domiciled state of the option purchaser.

         The majority stockholder of the Company contributed $540,000 of additional paid-in capital in January, 1997.

         The remaining amounts in other income consist primarily of management fees from unconsolidated affiliated companies for all years presented.


13.      PENSION PLAN:

         The Company has a Simplified Employee Pension Plan under which it may, at its discretion, contribute a portion of each eligible employee's salary to an Individual Retirement Account. Employees who are at least 18 years old and have been employed by the company for at least six (6) months are eligible to participate, at their option. During 1997, 1996, and 1995 no contributions were made.

         Effective June 1, 1996, the Company adopted a 401K plan for all employees, except executive officers. During 1997, all employees with one year of service and at least 21 years of age, became eligible to participate in the plan. The Company will contribute fifty percent of the contributions made by the employees up to six percent of the employee's salary. The Company's contributions and earnings vest at an increasing scale and after five years are fully vested. The Company's contributions to the plan for 1997 and 1996 were $20,125 and $5,263, respectively.

14.      STOCK INCENTIVE PLAN:

         The Company has a Stock Incentive Plan, which provides for the granting of options to key employees to purchase an aggregate of not more than 300,000 shares of common stock of the Company. As of December 31, 1995, options for 734 shares were outstanding, all of which were exercisable, at a price of $3.13 to $5.00 per share. None of the options were exercised and all outstanding options expired during 1996.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




15.      CONTINGENT LIABILITIES:

         The Company is appealing an $88,000 judgment against one of its life insurance subsidiaries involving punitive damages. It is the opinion of the Company's attorney that a favorable outcome for the Company is highly probable.

         There are several other lawsuits pending in the normal course of business involving death benefits. It is the opinion of counsel that none have any merit.

         Effective June 30, 1997 and July 1, 1997, the Company become a guarantor for a reinsurer who is owned and controlled by the majority stockholder of the Company in a coinsurance transaction with a ceding company. The total amount of these two transactions involves approximately $60,000,000 of reserves. Both agreements are subject to substantially the same terms and conditions. The Company will receive a fee of approximately $160,000 per year for serving as guarantor in this transaction. As the ceded reserves decrease in the subsequent periods the fees and the amount of the guaranty will also decrease. The reinsuring company received cash equal to the reserves of $60,000,000, less ceding commissions of approximately $4,000,000.

         No provision for any of the contingent liabilities have been made in the financial statements for 1997 or 1996.

[LEUTY AND HEATH, PLLC LETTERHEAD]







INDEPENDENT AUDITOR'S REPORT ON SCHEDULES

March 23, 1998

To the Board of Directors and Shareholders of FRANKLIN AMERICAN CORPORATION

Our examination was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedules included in the Form 10-KSB of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1997, 1996 and 1995 and for the years then ended are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Leuty and Heath, PLLC

LEUTY AND HEATH, PLLC
Certified Public Accountants

                        SCHEDULE I SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES






                                                                                             AMOUNT AT WHICH
                                                                                              SHOWN IN THE
                TYPE OF INVESTMENT                           COST               VALUE         BALANCE SHEET
----------------------------------------------------    ----------------    ---------------  --------------
December 31,  1997

FIXED MATURITIES:
   Bonds:
   United States Government and government
     agencies and authorities                              $104,299,144        109,515,021      109,453,426
   States, municipalities and political
     subdivisions                                               100,000            112,030          100,000
   Public utilities                                              18,000             20,125           18,738
   All other corporate bonds                                     52,000             52,531           50,655
Certificates of deposit                                               -                  -                -
                                                           ------------        -----------      -----------
                              TOTAL FIXED MATURITIES        104,469,144        109,699,707      109,622,819


EQUITY SECURITIES:


   Policy loans                                                 231,493            xxx,xxx          231,494
   Mortgage loans on real estate:
      Unaffiliated                                                    -            xxx,xxx                -
   Short term investments                                       127,906            xxx,xxx          127,906
                                                           ============        ===========      ===========
                              TOTAL INVESTMENTS            $104,828,543        109,699,707      109,982,219
                                                           ============        ===========      ===========

            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   FRANKLIN AMERICAN CORPORATION (PARENT ONLY)





                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------




                                                                         December 31
                                                                         -----------
                                                                    1997              1996
                                                                ------------      ------------
ASSETS
      Fixed maturities                                          $    259,285           788,620
      Investment in subsidiaries                                  48,848,324        39,309,632
      Cash                                                           270,180           160,266
      Property and equipment at cost, less accumulated
       depreciation ($136,129 in 1997 and $121,429 in 1996)           25,764            40,463
      Other assets                                                   363,643           265,296
                                                                ============      ============
                                                                $ 49,767,196        40,564,277
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Other liabilities                                          $     23,559            10,543
                                                                ------------      ------------
                                                                      23,559            10,543
                                                                ------------      ------------

Stockholders' Equity
    Common Stock - no par value; authorized 20,000,000
      shares; issued and outstanding, 14,426,096 shares in
      1997 and 1996                                               31,738,304        31,738,304
    Additional paid in capital                                       540,000                --
    Treasury Stock: 162,350 shares in 1997 and 1996                 (336,670)         (336,670)
    Retained earnings                                             17,802,003         9,152,100
                                                                ------------      ------------
                                                                  49,743,637        40,553,734
                                                                ------------      ------------
                                                                $ 49,767,196        40,564,277
                                                                ============      ============

            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   FRANKLIN AMERICAN CORPORATION (PARENT ONLY)








                       CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                     Year Ended December 31
                                                     ----------------------
                                              1997             1996             1995
                                          -----------      -----------      -----------
Revenue:
   Rental income                          $   114,028          113,424          109,172
   Interest income                             39,258          176,078          209,257
   Realized and unrealized investment
     gains (losses)                            (2,151)        (261,902)          51,515
   Other income                               102,055               41            5,354
                                          -----------      -----------      -----------
              Total Revenue                   253,190           27,641          375,298
                                          -----------      -----------      -----------

Cost and Expenses:
   Rent                                       191,806          162,941          167,529
   Accounting and legal fees                  122,807          119,461          124,278
   Depreciation                                14,699           25,091           30,986
   Other operating costs and expenses         206,667          160,686          156,648
                                          -----------      -----------      -----------
Total cost and expenses                       535,979          468,179          479,441
                                          -----------      -----------      -----------

Loss Before Equity in Net Income
  of Subsidiaries                            (282,789)        (440,538)        (104,143)
Equity in income of subsidiaries            8,932,692        8,446,949        2,128,563
                                          -----------      -----------      -----------

                           NET INCOME     $ 8,649,903        8,006,411        2,024,420
                                          ===========      ===========      ===========

            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   FRANKLIN AMERICAN CORPORATION (PARENT ONLY)


                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                   Year Ended December 31
                                                       --------------------------------------------

                                                          1997             1996             1995
                                                       -----------      -----------      -----------
OPERATING ACTIVITIES
   Net income                                          $ 8,649,903        8,006,411        2,024,420
   Equity in income of subsidiaries                     (8,932,692)      (8,446,949)      (2,128,563)
                                                       -----------      -----------      -----------
CASH USED BY OPERATING ACTIVITIES                         (282,789)        (440,538)        (104,143)
                                                       -----------      -----------      -----------

INVESTING ACTIVITIES

   Sale (purchase) of fixed maturities (net)               529,335        1,887,631        4,830,479
   Sale (purchase) of property and equipment (net)          14,699           32,362           18,770
   Purchase common stock in subsidiary                          --               --       (4,315,843)
   Contributed paid - in surplus in subsidiaries          (606,000)      (1,200,000)      (4,086,326)
                                                       -----------      -----------      -----------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (61,966)         719,993       (3,552,920)
                                                       -----------      -----------      -----------

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       --               --        3,000,000
   Additional paid in capital                              540,000               --               --
   Purchase treasury stock                                      --               --         (187,670)
   (Increase) decrease in other assets                     (98,347)         (99,018)         689,605
   Increase (decrease) in other liabilities                 13,016          (63,566)          61,750
                                                       -----------      -----------      -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES               454,669         (162,584)       3,563,685
                                                       -----------      -----------      -----------

                       INCREASE (DECREASE) IN CASH         109,914          116,871          (93,378)
                                                       -----------      -----------      -----------

Cash at beginning of year                                  160,266           43,395          136,773
                                                       -----------      -----------      -----------

CASH AT END OF YEAR                                    $   270,180          160,266           43,395
                                                       ===========      ===========      ===========

                SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES



-----------------------------------------------------------------------------------------------------
         COL. A         COL. B           COL. C        COL. D          COL. E          COL. F
-----------------------------------------------------------------------------------------------------

        Segment        Deferred      Future Policy    Unearned      Other Policy   Premium Revenue
                        Policy         Benefits,      Premiums       Claims and
                      Acquisition    Losses, Claims                   Benefits
                         Cost           and Loss                      Payable
                                        Expenses
-----------------------------------------------------------------------------------------------------

    Year Ended
December 31, 1995     $1,900,508      $56,485,831     $258,677        $318,198        $10,715,079

    Year Ended
December 31, 1996     $3,100,110      $62,318,987     $199,058        $191,696        $12,249,311

    Year Ended
December 31, 1997     $2,413,487      $72,219,624     $354,337        $274,689        $17,937,862




--------------------------------------------------------------------------------------------------
         COL. A            COL. G          COL. H          COL. I          COL. J          COL. K
--------------------------------------------------------------------------------------------------

        Segment             Net           Benefits      Amortization       Other          Premiums
                         Investment    Claims, losses   of Deferred      Operating        Written
                           Income       & Settlement       Policy         Expenses
                                          Expenses      Acquisition
                                                           Costs
--------------------------------------------------------------------------------------------------


    Year Ended
December 31, 1995         $5,657,309    $ 9,809,966     $5,303,168        $4,470,066        N/A

    Year Ended
December 31, 1996         $5,582,250    $11,563,188     $1,060,587        $4,871,775        N/A

    Year Ended
December 31, 1997         $6,644,881    $16,433,029     $4,137,376        $4,714,246        N/A

                             SCHEDULE IV REINSURANCE


                          FRANKLIN AMERICAN CORPORATION




---------------------------------------------------------------------------------------------------------------
               COL. A                    COL. B          COL. C         COL. D         COL. E         COL. F
               ------                    ------          ------         ------         ------         ------

                                      Gross Amount      Ceded to       Assumed           Net        Percentage
                                                         Other        from Other       Amount        of Amount
                                                       Companies      Companies                     Assumed to
                                                                                                        Net
---------------------------------------------------------------------------------------------------------------
December 31,  1997:

                                     =======================================================================
Life Insurance in Force              $168,989,000        $12,918,000        --       $  156,071,000       --
                                     =======================================================================
Premiums:
   Life Insurance                    $ 19,722,306        $    87,301        --       $   19,635,005       --
   Accident & Health Insurance             32,876                656        --               32,220       --
   Property & Liability Insurance              --                 --        --                   --       --
   Title Insurance                             --                 --        --                   --       --
                                     =======================================================================
              Total Premiums         $ 19,755,182        $    87,957        --       $   19,667,225       --
                                     =======================================================================

December 31, 1996:

                                     =======================================================================
Life Insurance in Force              $160,131,000        $16,598,000        --       $  143,533,000       --
                                     =======================================================================
Premiums:
   Life Insurance                    $ 12,354,775        $   148,706        --       $   12,206,069       --
   Accident & Health Insurance             43,853                611        --               43,242       --
   Property & Liability Insurance              --                 --        --                   --       --
   Title Insurance                             --                 --        --                   --       --
                                     =======================================================================
              Total Premiums         $ 12,398,628        $   149,317        --       $   12,249,311       --
                                     =======================================================================

December 31, 1995:

                                     =======================================================================
Life Insurance In Force              $156,515,000        $15,903,000        --       $  140,612,000       --
                                     =======================================================================
Premiums:
   Life Insurance                    $ 10,741,238        $    88,051        --       $   10,653,187       --
   Accident & Health Insurance             62,649                757        --               61,892       --
   Property & Liability Insurance              --                 --        --                   --       --
   Title Insurance                             --                 --        --                   --       --
                                     -----------------------------------------------------------------------
              Total Premiums         $ 10,803,887        $    88,808        --       $   10,715,079       --
                                     =======================================================================