Form 10QSB
period 1998-03-31
FRANKLIN AMERICAN CORP
filed 1998-05-14
CIK 845094

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended:          March 31, 1998
                               -----------------------------------------------

Commission File Number:        0-18748
                        ------------------------------------------------------

                          Franklin American Corporation
------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Tennessee                                     62-1365451
------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification #  )

     377 Riverside Drive, Franklin, Tennessee  37065
------------------------------------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

                (615) 790-0464
-----------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----

As of March 31, 1998 there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share including 162,350 shares of treasury stock.

-------------------------------------------------------------------------------

                          FRANKLIN AMERICAN CORPORATION

                                      Index




Part I.    Financial Information                                            Page

            Item 1. Consolidated Balance Sheets                              2
                    Consolidated Statements of Operations                    3
                    Consolidated Statement of Cash Flows                     4
                    Notes to Consolidated Financial Statements               6

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8

Part II   Other Information                                                 10


PART I.         FINANCIAL INFORMATION
ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000'S OMITTED)


                                                          MARCH 31   DECEMBER 31
                                                           1998         1997
                                                        ----------   -----------
ASSETS
Investments:
  Fixed maturities - at amortized cost
   (market: 1998, $2,615; 1997, $2,618)                  $   2,539     $   2,541
   Held for sale - at market
   (cost: 1998, $104,254; 1997, $101,915)                  109,395       107,082
  Policy loans                                                 232           231
  Short-term investments                                       141           128
                                                         ---------     ---------
        TOTAL INVESTMENTS                                  112,307       109,982

  Cash and cash equivalents                                    884         1,239
  Accrued investment income                                  1,653         1,957
  Deferred policy acquisition costs                          2,315         2,413
  Property and equipment                                       337           338
  Intangible assets                                          8,126         8,183
  Agent advances                                                36            63
  Other assets                                                 857           543
                                                         ---------     ---------
        TOTAL ASSETS                                     $ 126,515     $ 124,718
                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                               $  74,702     $  72,220
    Other policy benefits                                      593           629
                                                         ---------     ---------
TOTAL POLICY LIABILITIES AND ACCRUALS                       75,295        72,849
Accrued expenses and other liabilities                         433           756
Federal income tax payable - current                           648           985
Federal income tax payable - deferred                          457           385
                                                         ---------     ---------
    TOTAL LIABILITIES                                       76,833        74,975

COMMITMENTS AND CONTINGENCIES (SEE NOTES 3,4,5)

STOCKHOLDERS' EQUITY
  No par value;  authorized 20,000,000 shares; issued
  and outstanding 14,426,096 shares in 1998 and 1997     $  31,738        31,738
  Additional paid in capital                                   540           540
  Treasury stock                                              (337)         (337)
  Retained earnings (deficit)                               17,741        17,802
                                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY                              49,682        49,743
                                                         ---------     ---------
    TOTAL LIABILITIES AND EQUITY                         $ 126,515     $ 124,718
                                                         =========     =========

See accompanying notes to consolidated financial statements.

ITEM 1.



                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                         MARCH 31         MARCH 31
                                                                           1998             1997
                                                                         ----------       ---------
REVENUE:
   Insurance revenue:
     Traditional life and accident and health insurance premiums          $   4,701        $  3,224
     Universal life and investment product policy charges                       240             251
     Net investment income                                                    1,741           1,341
     Net realized and unrealized investment gains (losses)                      (49)          1,095
     Other (net)                                                                 78             137
                                                                          ---------        --------
                                                                          $   6,711        $  6,048

BENEFITS, CLAIMS AND EXPENSES
   Policy benefits and claims:
     Traditional life and accident and health insurance                   $   1,728        $    957
     Universal life and investment products                                     232             318
     Change in life and A&H insurance reserves for future benefits            2,946           2,287
     Amortization of deferred policy acquisitions cost                        1,060             519
     Commissions                                                                103              41
     Operating cost and expenses                                                692           1,191
                                                                          ---------        --------
                                                                          $   6,761        $  5,313
                                                                          ---------        --------
          NET INCOME BEFORE TAX                                           $     (50)       $    735
     Federal income tax expense (benefit)                                        11             107
                                                                          ---------        --------
                        NET INCOME                                        $     (61)       $    628
                                                                          =========        ========
NET INCOME PER COMMON SHARE                                               $    0.00        $   0.04
                                                                          =========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   14,426          14,426
                                                                          =========        ========




See accompanying notes to consolidated financial statements.

ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                       THREE MONTHS ENDED
                                                                     MARCH 31      MARCH 31
                                                                       1998          1997
                                                                     ---------  ------------
OPERATING ACTIVITIES
    Net Income/(Loss)                                               $   (61)    $       628
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Change in Life and A&H reserves                                2,946           2,287
       Revenues from policy fund charges                               (240)           (252)
       Depreciation                                                      31              27
       Amortization                                                      57              57
       Net change in book value of securities                           (31)            273
       Net realized (gains) losses on investments                        49          (1,095)
       Purchase of trading securities                                (2,976)     (5,328,094)
       Sales of trading securities                                      646       5,328,128
       Amortization of policy acquisition costs                       1,059             519
       Change in unearned premiums                                       12              43
       Change in agent advances                                          27             (29)
       (Increase) decrease in accrued investment income                 304          (1,687)
       Increase (decrease) in accrued policy benefits and claims        (48)              1
       Increase (decrease) in federal income taxes payable             (264)           (713)
       Change in other assets and other liabilities                    (638)           (196)
       Capitalization of deferred policy acquisition cost              (960)           (727)
                                                                    --------    -----------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     $   (87)    $      (830)

INVESTMENT ACTIVITIES
       Purchases of investments and loans                           $   (14)    $      (145)
       Sales of investments                                               2             100
       Maturities of investments                                         --              --
       Receipts from repayment of loans                                  --              --
       (Purchases) sales of property and equipment                      (30)            (20)
                                                                    -------     -----------
               NET CASH PROVIDED (USED) BY INVESTING                $   (42)    $       (65)




See accompanying notes to consolidated financial statements.

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)



                                                             THREE MONTHS ENDED
                                                           MARCH 31      MARCH 31
                                                            1998           1997
                                                           ---------    ---------
FINANCING ACTIVITIES
Additional paid in capital                                 $    --       $   540
    Receipts from universal life policies credited to
      policyholder account balances                            502           558
    Return of policyholder account balances on
      universal life policies                                 (727)         (664)
                                                           -------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           $  (225)      $   434
    INCREASE (DECREASE) IN CASH                               (354)         (461)
    Cash and cash equivalents at beginning of period         1,238         1,036
                                                           =======       =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   884       $   575
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

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



NOTE 1.


The consolidated interim financial statements of Franklin American Corporation and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"). Effective January 1, 1989 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from Sale of Investments." The results of the company's operations for the period reported in this statement are in conformity with SFAS No. 97.

In the opinion of management, the attached unaudited financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position of the Company. The results of operations for any interim period are not indicative of results for the full year.

NOTE 2.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for December 31, 1997.

NOTE 3.

The Company leases its office space. The original lease was for a five-year period effective August 1, 1994 and ending July 31, 1999. The original lease was amended and extended on December 24, 1997 to cover a period of approximately 10 years. The revised lease is based on expanded office space and renovations. Future rental expense payments are as follows:


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

ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)



NOTE 4.

The Company is appealing an $88,000 judgment against one of its life insurance subsidiaries involving punitive damages. It is the opinion of the Company's attorney that a favorable outcome for the Company is highly probable.

There are several other lawsuits pending in the normal course of business involving death benefits. It is the opinion of counsel that none have merit.



NOTE 5.

In assessing the year 2000 software issue, the Company has received written assurance from its primary software vendors that there will not be a problem once the year 2000 begins. Therefore, the Company should not be at risk in its processing of transactions after the year 2000.

ITEM 2.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS





The Company's total invested assets increased in the first quarter of 1998 by $2,325,000 over the prior quarter, due to the collection of bond interest during the period, which interest was accrued at December 31, 1997; and the Company's total invested assets also grew because cash flow from operations increased during the period, and this cash flow was invested in bonds. The total assets increased approximately $1,797,000 during the first quarter of 1998 due to the increase in invested assets less the decrease in accrued investment income.

Future policy benefits increased approximately $2,500,000 for the quarter ended March 31, 1998, as the result of increase in premium revenue.

Stockholders' equity is $49,682,000 at March 31, 1998, which is a decrease of $61,000 since December 31, 1997, resulting from the loss from operations for the first quarter of 1998.

Revenues for the three months ended March 31, 1998, were $6,711,000 compared with revenues of $6,048,000 for the same period in 1997. The net increase is due to the increase in traditional premiums less the change of investment gains in 1997 to a loss for the current period.

Net investment income increased $400,000, or 30% for the three-month period ended March 31, 1998, as compared to the three-month period ended March 31, 1997. This increase is primarily the result of the growth of the invested assets over the past twelve months.

Traditional policy benefits and claims increased $771,000 in the three-month period which ended March 31, 1998, over the quarter which ended March 31, 1997. The increase was due primarily to the increase in the writing of new traditional policies over the past thirty-six months. Universal life and investment product claims decreased $86,000 from the previous year's quarter. Paid claims were lower by $30,000 for the first quarter of 1998 in comparison with the first quarter of 1997, and the release of policy account balances were greater than the present quarter by $56,000.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS




Change in life, accident and health insurance reserves for future benefits increased $659,000 for the three-months ending March 31, 1998, as compared to the quarter which ended March 31, 1997. Most of the increase was due to the increase in traditional premiums written.

Amortization of deferred policy acquisition costs increased $541,000 for the three months ending March 31, 1998, compared to the quarter which ended March 31, 1997. The increase in deferred expenses, which was due to increase in new policy productions for traditional policies over the past thirty-six months, caused an increase in the amortization in the deferred expenses.

Commissions increased $62,000 due to an increase in the amount of new policies issued less the amounts being deferred and amortized as deferred policy acquisition costs over the expected life of the policies in force.

Operating costs and expenses decreased $499,000 in the three-month period ending March 31, 1998 over the quarter which ended March 31, 1997. The decrease is the result of a reduction in operating expenses in two of the life insurance subsidiaries, along with a reduction in state deferred income tax.

The current federal income tax payable amount represents estimated calculations for the parent and subsidiaries, and the deferred income tax payable amount is due to the timing differences between the financial basis and the tax basis methods of accounting.

PART II.     OTHER INFORMATION
ITEM 6.

  Ex 27     Financial Data Schedule (for SEC use only)


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                        EXHIBITS AND REPORTS ON FORM 8-K





                                      NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRANKLIN AMERICAN CORPORATION
                                        -----------------------------
                                               (Registrant)


Date    5/8/98                              /s/ John A. Hackney
     ---------------------              -------------------------------------
                                                John A. Hackney
                                                  President


Date    5/8/98                              /s/ Gary L. Atnip
     --------------------               -------------------------------------
                                                Gary L. Atnip
                                            Chief Financial Officer