Form 10QSB
period 1998-06-30
FRANKLIN AMERICAN CORP
filed 1998-08-14
CIK 845094

                                  FORM 10 - QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



For the Quarterly Period Ended:    JUNE 30,  1998
                                   --------------

Commission File Number:              0-18748
--------------------------------------------------------------------------------

                          FRANKLIN AMERICAN CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           TENNESSEE                                    62-1365451
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

  377 RIVERSIDE DRIVE, SUITE 400, FRANKLIN , TENNESSEE           37064
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .   No      .
    -----       -----

As of June 30, 1998, there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share, including 162,350 shares of treasury stock
--------------------------------------------------------------------------------

                          FRANKLIN AMERICAN CORPORATION



                                      INDEX




Part I      Financial Information                                          Page
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


PART I.     FINANCIAL INFORMATION
ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000'S OMITTED)

                                                         June 30, 1998  December 31, 1997
                                                         -------------  -----------------
ASSETS
 Investments:
   Fixed maturities - at amortized cost
     (market: 1998, $2,702;  1997, $2,618)                 $   2,603          2,541
     Held for Sale - at market
     (cost: 1998, $118,166;  1997, $101,915)                 118,165        107,082
   Policy loans                                                  231            231
   Short-term investments                                         77            128
                                                           ---------       --------
            TOTAL INVESTMENTS                                121,076        109,982

  Cash and cash equivalents                                      955          1,239
  Accrued investment income                                    2,148          1,957
  Deferred policy acquisition cost                             2,215          2,413
  Property and equipment                                         365            338
  Intangible assets                                            8,070          8,183
  Agent advances                                                  34             63
  Other assets                                                   544            543
  Deferred tax asset,  non-current                             1,324           --
                                                           ---------       --------
            TOTAL ASSETS                                   $ 136,731        124,718
                                                           =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                                 $  77,180         72,220
    Other policy benefits                                        738            629
                                                           ---------       --------
TOTAL POLICY LIABILITIES AND ACCRUALS                         77,918         72,849
Accrued expenses and other liabilities                           464            756
Federal income tax payable - current                           3,043            985
Federal income tax payable - deferred                           --              385
                                                           ---------       --------
            TOTAL LIABILITIES                                 81,425         74,975

COMMITMENTS AND CONTINGENCIES (SEE NOTES 3,4,5)

STOCKHOLDER'S EQUITY
  No par value; authorized 20,000,000 shares; issued
  and outstanding 14,426,096 shares in 1998 and 1997          31,738         31,738
  Additional paid in capital                                     540            540
  Treasury stock                                                (337)          (337)
  Retained earnings (deficit)                                 23,365         17,802
                                                           ---------       --------
            TOTAL STOCKHOLDERS' EQUITY                        55,306         49,743
                                                           ---------       --------
            TOTAL LIABILITIES AND EQUITY                   $ 136,731        124,718
                                                           =========       ========



See accompanying notes to consolidated financial statements

ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                          Three Months Ended       Six  Months Ended
                                          6/30/98     6/30/97      6/30/98    6/30/97
                                          -------------------     --------------------
REVENUE:
  Insurance revenue:
    Traditional life and accident
     and health insurance premiums        $ 5,100       4,101       9,801       7,325
    Universal life and investment
     product policy charges                   253         254         493         505
    Net investment income                   1,823       1,657       3,564       2,998
    Net realized and unrealized
     investment gains (losses)              5,593       1,580       5,544       2,675
    Other income (net)                         38          98         116         235
                                          -------      ------      ------      ------
                                          $12,807       7,690      19,518      13,738
BENEFITS, CLAIMS, AND EXPENSES
 Policy benefits and claims:
    Traditional life and accident
     and health insurance                   1,593         992       3,321       1,949
    Universal life and investment
     products                                  55         102         287         420
    Change in life and A&H insurance
     reserves for future benefits           2,867       3,063       5,813       5,350
    Amortization of deferred policy
     acquisition costs                      1,000         591       2,060       1,110
    Commissions                               110         179         213         220
    Operating cost and expenses               945         889       1,637       2,080
                                          -------      ------      ------      ------
                                          $ 6,570       5,816      13,331      11,129
                                          -------      ------      ------      ------
NET INCOME BEFORE TAX                       6,237       1,874       6,187       2,609
    Federal income tax expense
     (benefit)                                613         263         624         370
                                          -------      ------      ------      ------
NET INCOME                                $ 5,624       1,611       5,563       2,239
                                          =======      ======      ======      ======
NET INCOME PER COMMON SHARE               $  0.39        0.11        0.39        0.15
                                          =======      ======      ======      ======
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         14,426      14,426      14,426      14,426
                                          =======      ======      ======      ======



See accompanying notes to consolidated financial statements.

ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                           Six Months Ended
                                                                   June 30,  1998      June 30, 1997
                                                                  --------------      -------------
OPERATING ACTIVITIES
   Net Income/(Loss)                                                 $   5,563        $     2,239
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in Life and A&H reserves                                     5,813              5,350
     Revenues from policy fund charges                                    (493)              (505)
     Depreciation                                                           61                 48
     Amortization                                                          113                113
     Net change in book value of securities                                (30)               273
     Net realized (gains) losses on investments                         (5,544)            (2,675)
     Purchase of trading securities                                   (357,226)        (8,230,438)
     Sales of trading securities                                       351,727          8,227,204
     Amortization of policy acquisition costs                            2,060              1,110
     Change in unearned premiums                                           141                 93
     Change in agent advances                                               28                (23)
     (Increase) decrease in accrued investment income                     (191)               (47)
     Increase (decrease) in accrued policy benefits and claims             (32)                32
     Net increase (decrease) in unpaid federal income taxes                349               (970)
     Change in other assets and other liabilities                         (293)              (337)
     Capitalization of deferred policy acquisition costs                (1,861)            (1,510)
                                                                     ---------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     $     185        $       (43)

INVESTMENT ACTIVITIES
     Purchases of investments and loans                              $    (123)       $      (626)
     Sales of investments                                                    1               --
     Maturities of investments                                             100              1,040
     Receipts from repayment of loans                                     --                   68
     (Purchases) sales of property and equipment                           (88)               (87)
                                                                     ---------        -----------
NET CASH PROVIDED (USED) BY INVESTING                                $    (110)       $       395




See accompanying notes to consolidated financial statements.

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)



                                                                 Six Months Ended
                                                         June 30, 1998   June 30, 1997
                                                         --------------  -------------
FINANCING ACTIVITIES
  Additional paid in capital                                 $  --         $   540
   Receipts from universal life policies credited to
     policyholder account balances                             1,030         1,248
   Return of policyholder account balances on universal
     life policies                                            (1,389)       (1,560)
                                                             -------       -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             $  (359)      $   228
                                                             -------       -------
        INCREASE (DECREASE) IN CASH                             (284)          580
Cash and cash equivalents at beginning of period               1,239         1,036
                                                             =======       =======
CASH AND CASH EQUIVALENTS AT END OF  PERIOD                  $   955       $ 1,616
                                                             =======       =======



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Disclosure of accounting policy:
  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.




See accompany notes to consolidated financial statements.

ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1.

The consolidated interim financial statements of Franklin American Corporation and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"). Effective January 1, 1989 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from Sale of Investments." The results of the operations for the period reported in this statement are in conformity with the SFAS No. 97.

In the opinion of management, the attached unaudited financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and changes in financial position of the Company. The results of operation for any interim period are not indicative of results for the full year.

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

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS, JUNE 30, 1998


The Company's total invested assets increased in the first six months of 1998 by $11,094,000 due to the net realized investment gains on bonds and cash flow from operations invested in bonds. The Total assets increased approximately $12,013,000 during the first six months of 1998 due to the increase in invested assets.

Future policy benefits increased approximately $4,960,000 for the period ended June 30, 1998, as the result of increase in premium revenue.

Stockholders equity is $55,306,000 at June 30, 1998, which is a increase of $5,563,000 since December 31, 1997, resulting from the gain from operations for the first six months of 1998.

Revenues for the six months ended June 30, 1998, were $19,518,000 compared with revenues of $13,738,000 for the same period in 1997. The net increase is due to the increase in traditional premiums and investment gains in 199 8 over 1997.

Net investment income increased $566,000, or 19% for the six-month period ended June 30, 1998, as compared to the six-month period ended June 30, 1997. This increase is primarily the result of the growth of the invested assets over the past twelve months.

Traditional policy benefits and claims increased $1,372,000 in the six-month period which ended June 30, 1998, over the six-month period ended June 30, 1997. The increase was due primarily to the increase in the writing of new traditional policies over the past forty-two months. Universal life and investment product claims decreased $133,000 from the previous year's six-month period. Paid claims were lower by $290,000 for the first six months of 1998 in comparison with the first six months of 1997, and the release of policy account balances in 1997 were greater than the current period by $157,000.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)



Change in life, accident and health insurance reserves for future benefits increased $463,000 for the six months ending June 30, 1998, as compared to the six months which ended June 30, 1997. Most of the increase was due to the increase in traditional premiums written.

Amortization of deferred policy acquisition cost increased $950,000 for the six months ending June 30, 1998, compared to the six months which ended June 30, 1997. The increase in deferred expenses, which was due to increase in new policy productions for traditional policies over the past forty-two months, caused an increase in the amortization in the deferred expenses.

Commissions decreased $7,000 due to an increase in the amount of new policies issued less the amounts being deferred and amortized as deferred policy acquisition costs over the expected life of the policies in force.

Operating cost and expenses decreased $443,000 in the six-month period ending June 30, 1998 over the same period which ended June 30, 1997. The decrease is primarily due to the increase in deferred expenses related to the increase in productions and reduction in deferred state income taxes.

The current federal income tax payable amount represents estimated calculations for the parent and subsidiaries. The deferred tax asset amount is due to the timing differences between the financial basis and the tax basis methods of accounting.

The comments made above for the six month-period ending June 30, 1998, are the same as the three-month period ending June 30, 1998, except as otherwise discussed.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  JUNE 30, 1998





                EX 27 FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)


                                      NONE

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                FRANKLIN AMERICAN CORPORATION
                                                -----------------------------
                                                         (REGISTRANT)




DATE  August 13, 1998                           /S/ JOHN A. HACKNEY
---------------------------             ---------------------------------------
                                                   JOHN A. HACKNEY
                                                     PRESIDENT



DATE  August 13, 1998                           /S/ GARY L. ATNIP
---------------------------             ---------------------------------------
                                                    GARY L. ATNIP
                                                CHIEF FINANCIAL OFFICER