Form 10QSB
period 1998-09-30
FRANKLIN AMERICAN CORP
filed 1998-11-12
CIK 845094

                                  FORM 10 - QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



For the Quarterly Period Ended:         SEPTEMBER 30,  1998
--------------------------------------------------------------------------------

Commission File Number:                  0-18748
--------------------------------------------------------------------------------

                          FRANKLIN AMERICAN CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business issuer in Its Charter)

           TENNESSEE                                    62-1365451
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)



       377 RIVERSIDE DRIVE,  SUITE 400, FRANKLIN, TENNESSEE           37064
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                    (Zip Code)

         (615) 790-0464
--------------------------------------------------------------------------------
       (Issuer's Telephone Number, Including Area (Code)


--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.


Yes  X   No
   ----     ----

As of September 30, 1998, there were outstanding 14,426,096 shares of Issuer's common stock, no par value per share, including 162,350 shares of treasury stock.

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



PART I.  FINANCIAL INFORMATION
ITEM 1.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                ($000'S OMITTED)


                                                       September 30, 1998  December 31, 1997
                                                       ------------------  -----------------
ASSETS
   Investments:
    Fixed Maturities - at amortized cost
      (market: 1998, $2,795 :  1997, $2,618)               $   2,517            2,541
      Held for sale  - at market
      (cost:  1998, $122,166 :  1997, $101,915)              132,449          107,082
    Policy loans                                                 231              231
    Short-term investments                                        91              128
                                                           ---------        ---------
             TOTAL INVESTMENTS                               135,288          109,982

    Cash and cash equivalents                                  1,217            1,239
    Accrued investment income                                  1,726            1,957
    Deferred policy acquisition cost                           2,472            2,413
    Property and equipment                                       446              338
    Intangible assets                                          8,013            8,183
    Agent advances                                                36               63
    Other assets                                                 649              543
                                                           ---------        ---------
              TOTAL ASSETS                                 $ 149,847          124,718
                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                                 $  80,912           72,220
    Other policy benefits                                        606              629
                                                           ---------        ---------
TOTAL POLICY LIABILITIES AND ACCRUALS                         81,518           72,849
   Accrued expenses and other liabilities                      1,079              756
   Federal income tax payable - current                        3,443              985
   Federal income tax payable - deferred                       2,032              385
                                                           ---------        ---------
             TOTAL LIABILITIES                                88,072           74,975

COMMITMENTS AND CONTINGENCIES (SEE NOTES 3,4,5)

 STOCKHOLDERS EQUITY:
    No par value; authorized 20,000,000 shares; issued
     and outstanding 14,426,096 shares in 1998 and 1997       31,738           31,738
    Additional paid in capital                                   540              540
    Treasury stock                                              (337)            (337)
    Retained earnings (deficit)                               29,834           17,802
                                                           ---------        ---------
              TOTAL STOCKHOLDERS' EQUITY                      61,775           49,743
                                                           ---------        ---------
              TOTAL LIABILITIES AND EQUITY                 $ 149,847          124,718
                                                           =========        =========


See accompanying notes to consolidated financial statements.

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000'S OMITTED)
                                   (UNAUDITED)



                                                    Three Months Ended          Nine Months Ended
                                                  9/30/98       9/30/97       9/30/98        9/30/97
                                                 ----------------------       -----------------------
REVENUE:
  Insurance revenue:
    Traditional life and accident and
      health insurance premiums                  $ 5,853          5,211         15,654         12,536
    Universal life and investment product
      policy changes                                 242            269            735            774
    Net investment income                          1,907          1,704          5,471          4,702
    Net realized and unrealized
      Investments gains (losses)                  10,332          3,075         15,876          5,750
    Other income (net)                               188             72            304            307
                                                 -------        -------        -------        -------
                                                 $18,522         10,331         38,040         24,069
BENEFITS, CLAIMS, AND EXPENSES
    Policy benefits and claims:
      Traditional life and accident
        and health insurance                       1,447          1,138          4,768          3,087
      Universal life and investment
        products                                     208            208            495            628
      Change in life and A&H insurance
        reserves for future benefits               4,042          3,501          9,855          8,851
      Amortization of deferred policy
        acquisition costs                            817          1,297          2,877          2,407
     Commissions                                     112             68            325            288
     Operating cost and expenses                   1,672          1,107          3,309          3,187
                                                 -------        -------        -------        -------
                                                 $ 8,298          7,319         21,629         18,448
                                                 -------        -------        -------        -------
NET INCOME BEFORE TAX                             10,224          3,012         16,411          5,621
     Federal income tax expense (benefit)          3,755            404          4,379            774
                                                 =======        =======        =======        =======
NET INCOME                                       $ 6,469          2,608         12,032          4,847
                                                 =======        =======        =======        =======

NET INCOME PER COMMON SHARE                      $  0.44           0.18           0.83           0.34
                                                 =======        =======        =======        =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                      14,426         14,426         14,426         14,426
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

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                            Nine Months Ended
                                                                    Sept. 30, 1998     Sept. 30, 1997
                                                                    ---------------------------------
OPERATING ACTIVITIES
   Net Income - (Loss)                                               $    12,032        $     4,847
   Adjustments to reconcile net income to net cash provided
      by operating activities:
     Change in Life and A&H reserves                                       9,855              8,851
     Revenues from policy fund charges                                      (735)              (774)
     Depreciation                                                             93                 79
     Amortization                                                            170                170
     Net change in book value of securities                                  (29)               277
     Net realized (gains) losses on investments                          (15,876)            (5,750)
     Purchase of trading securities                                   (1,025,673)        (9,783,318)
     Sales of trading securities                                       1,016,308          9,778,109
     Amortization of policy acquisition cost                               2,877              2,406
     Change in unearned premiums                                              (4)               125
     Change in agent advances                                                 26                (25)
     (Increase) decrease in accrued investment income                        231               (712)
     Increase (decrease) in accrued policy benefits and claims               (19)                 1
     Net increase (decrease) in unpaid federal income taxes                4,105             (1,962)
     Change in other assets and other liabilities                            218               (159)
     Capitalization of deferred policy acquisition costs                  (2,935)            (2,545)
                                                                     -----------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     $       644        $      (380)

INVESTMENTS ACTIVITIES
     Purchases of investments and loans                              $      (137)       $    (1,046)
     Sales of investments                                                      1                 --
     Maturities of investments                                               100              1,040
     Receipts from repayment of loans                                         --                 68
     (Purchases)  sales of property and equipment                           (202)              (131)
                                                                     -----------        -----------
NET CASH PROVIDED (USED) BY INVESTING                                $      (238)       $       (69)




See accompanying notes to consolidated financial statements.

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)



                                                                                Nine Months Ended
                                                                          Sept. 30,1998  Sept. 30, 1997
                                                                          -----------------------------
FINANCING ACTIVITIES
    Additional paid in capital                                                $  --          $   540
    Receipts from universal life policies credited to policyholder
       account balances                                                         1,587          1,827
    Return of policy holder account balances on universal life policies        (2,015)        (2,116)
                                                                              -------        -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              $  (428)       $   251
                                                                              -------        -------
        INCREASE (DECREASE) IN CASH                                               (22)          (198)
Cash and cash equivalents  at beginning of period                               1,239          1,036
                                                                              =======        =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,217        $   838
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

ITEM 1.



                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



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

NOTE 3.

The Company leases its office space. The original lease was for a five-year period effective August 1, 1994 and ending July 31, 1999. The original lease was amended and extended on December 24, 1997 to cover a period of approximately 10 years. The revised lease is based on expanded office space and renovations. Future rental expense payments are as follows:

                       1998                     $ 296,253
                       1999                       383,997
                       2000                       383,997
                       2001                       405,667
                       2002                       421,158
                    Thereafter                $ 2,429,911

The Company also has certain short-term (less than one year) operating leases for various pieces of equipment.

ITEM 1.


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)




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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS, SEPTEMBER 30, 1998



The Company's total invested assets increased in the first nine months of 1998 by $25,306,000 due to the net realized investment gains on bonds and cash flow from operations invested in bonds. The total assets increased approximately $25,129,000 during the first nine-months of 1998 due to the increase in fixed maturities held for sale.

Future policy benefits increased approximately $8,692,000 for the period ended September 30, 1998 as the result of increase in premium revenue.

Stockholders equity is $61,775,000 at September 30, 1998, which is a increase of $12,032 000 since December 31, 1997, resulting from the gain from operations for the first nine months of 1998.

Revenues for the nine months ended September 30, 1998, were $38,040,000 compared with revenues of $24,069,000 for the same period in 1997. The net increase is due to the increase in traditional premiums of $3,118,000 and investment gains of $10,126,000 in 1998 over 1997.

Net investment income increased $769,000, or 16% for the nine-month period ended September 30, 1998, as compared to the nine-month period ended September 30, 1997. This increase is primarily the result of the growth of the invested assets over the past twelve months.

Traditional policy benefits and claims increased $1,681,000 in the nine-month period ended September 30, 1998, over the nine-month period ended September 30, 1997. The increase was due primarily to the increase in the writing of new traditional policies over the past forty-eight months. Universal life and investment product claims decreased $133,000 from the previous year's nine-month period. Paid claims were lower by $229,000 for the first nine-months of 1998 in comparison with the first nine-months of 1997, and the release of policy account balances in 1998 were smaller in the current period by $96,000, which accounts for the decrease in universal life and investment product claims.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES



PART.I  FINANCIAL INFORMATION (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)


The change in life, accident and health insurance reserves for future benefits increased $1,004,000 for the nine months ending September 30, 1998, as compared to the nine months which ended September 30, 1997. Most of the increase was due to the increase in traditional premiums written.

Amortization of deferred policy acquisition cost increased $470,000 for the nine months ending September 30, 1998, compared to the nine months ended September 30, 1997. The increase in deferred expenses, which was due to increase in new policy productions for traditional policies over the forty-five months, caused an increase in the amortization in the deferred expenses.

Commissions increased $37,000 due to an increase in the amount of new policies issued less the amounts being deferred and amortized as deferred policy acquisition costs over the expected life of the policies in force.

Operating cost and expenses increased $122,000 in the nine-month period ending September 30, 1998 over the same period which ended September 30, 1997. The increase is primarily due to the State Department Examination fees incurred in 1998 compared to zero in 1997, less the increase in deferred expenses related to the increase in new policy production.

The current federal income tax payable amount represents estimated calculations for the parent and subsidiaries. The deferred federal income tax is due to the timing differences between the financial basis and the tax basis methods of accounting.

The comments made above for the nine-month period ending September 30, 1998, are the same for the three-month period ending September 30, 1998, except as otherwise discussed.

The Company formed a wholly owned subsidiary, Franklin American Trust Company
(FATC) in October 1998, to provide trust services for funeral homes and cemeteries. It is anticipated that FATC will have its initial business transaction before December 31, 1998. The initial capitalization of FATC is $1,200,000.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K SEPTEMBER 30, 1998








                EX 27 FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)



                                      NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has duly caused this report to be singed on it's behalf by the undersigned thereunto duly authorized.




                                                  FRANKLIN AMERICAN CORPORATION
                                                  -----------------------------
                                                           (REGISTRANT)





DATE   11/09/98                                   /s/ JOHN A. HACKNEY
    --------------------------                ----------------------------------
                                                       JOHN A. HACKNEY
                                                          PRESIDENT




DATE   11/09/98                                    /s/ GARY L. ATNIP
     -------------------------                ------------------------------
                                                        GARY L. ATNIP
                                                    CHIEF FINANCIAL OFFICER