Form 10KSB40
period 1998-12-31
FRANKLIN AMERICAN CORP
filed 1999-03-31
CIK 845094

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (fee required)
       For the fiscal year ended December 31, 1998

[   ]  TRANSITION REPORT under Section 13 or 15(d) of the Securities and
       Exchange Act of 1934

       For the transition period from _______________ to _______________ .

Commission file number 0-18748

                         FRANKLIN AMERICAN CORPORATION
                 (Name of Small Business Issuer in Its Charter)

       Tennessee                                      62-1365451
(State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)


377 Riverside Drive, Fourth Floor
     Franklin, Tennessee                                37064
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

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The Registrant's revenues for its most recent fiscal year were $30,060,718.

As of December 31, 1998, 14,263,746 shares of the Registrant's common stock, excluding 162,350 shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date, based on the average of the high and low sales prices for the fourth quarter of 1998 of $2.563 per share was $36,557,981.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Franklin American Corporation, a Tennessee corporation (the "Company"), formed in September 1988, owns 100% of the outstanding capital stock of Franklin American Life Insurance Company, a Tennessee life insurance company
("Franklin American"), Family Guaranty Life Insurance Company, a Mississippi life insurance company ("Family Guaranty"), Protective United Assets, Incorporated ("PUA") domiciled in Mississippi, which owns 100% of the outstanding stock of Franklin Protective Life Insurance Company, formerly Protective Service Life Insurance Company ("Protective") and Southern Heritage Life Insurance Company (inactive), both Mississippi life insurance companies (collectively referred to as the "Subsidiaries") and Franklin American Agency, Inc., a Tennessee corporation ("Agency"). The Company conducts its business primarily through the Subsidiaries, except for certain investment activities. In February 1998 the company added a subsidiary, a trust company, Franklin American Trust Company ("Trust Company"), domiciled in Tennessee which will market trust company services to funeral homes and cemeteries.

Franklin American is licensed to conduct life and health insurance business in the states of Alabama, Arkansas, Florida, Georgia, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Virginia and West Virginia.

Family Guaranty is licensed to sell life insurance in the state of Mississippi.

Protective is licensed to sell life insurance in the states of Alabama, Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas.

Franklin American has an A.M. Best rating of B (indicating a fair financial strength, operating performance and market profile), Family Guaranty has an A.M. Best rating of C++ (indicating a marginal financial strength, operating performance and market profile), and Protective has an A.M. Best rating of B (indicating a fair financial strength, operating performance and market profile).

INSURANCE PRODUCTS AND ANNUITIES

The Subsidiaries market products solely in the states in which they are licensed with the current concentration in Alabama, Kentucky, Mississippi, North Carolina and Tennessee. The portfolio primarily consists of individually written interest-sensitive whole life, universal life, traditional whole life, excess interest whole life, participating whole life, and annuities. The primary emphasis is on policies with face amounts under $10,000 on a limited pay or single premium basis which are often used to fund the funeral arrangements of the insured. Additionally, a traditional "paid-up at age 95" policy is offered up to a face amount of $20,000, at certain ages, in which premiums are paid until the earlier of death of the insured or the insured reaching age 95.

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

Term insurance is that form of life insurance, which is issued to be in effect for a specific number of years, after which it expires without value.

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

These policies are more extensively underwritten than the smaller face amount policies and are priced accordingly. Only a small number of these policies were written during 1996, 1997 and 1998. Less than one percent of all policies issued were for face amounts greater than $10,000 in each of the three years.

Franklin American and Protective also offer single premium and flexible premium deferred annuities in amounts under $10,000. The majority of these annuities are written on persons that for reasons of age or health cannot qualify for a life insurance product. Both the single premium and flexible premium annuities earn a current rate of interest set by Franklin American and Protective. Benefits are paid upon the death of the insured and the proceeds are generally utilized to fund funeral expenses. The "single premium annuity" product requires payment of the full premium in a lump sum when the annuity is placed in force. The payment dates and premium amounts for "flexible premium annuities" can be made at any time for any amount during the period that the annuity is in force. Other than with respect to premium payments, both types of annuities are treated similarly as to interest credited, and both products are subject to a surrender charge if there is a withdrawal before the expiration of the surrender charge provision. The Company's annuities carry a minimum guaranteed interest rate of five percent of the fund value except those annuities placed in force after February 1993 by Franklin American which carry a minimum guaranteed interest rate of three and one-half percent of the premiums. Upon the death of the insured, Franklin American pays the greater of the premiums paid plus accrued interest or the current fund value. All of the annuity policies are subject to withdrawal by the holder prior to death. Upon withdrawal the holder receives the current fund value minus a surrender charge equal to the excess interest credited to the fund value above the guaranteed rate for the twelve months immediately preceding withdrawal. The total surrender charges incurred by Franklin American and Protective for 1998, 1997, and 1996 were $5,490, $5,723, and $25,362, respectively.

The total of life insurance liabilities attributed to Franklin American includes the fund value of each individual life insurance policy. The fund value for each policy contains the actuarially computed mortality amount, future policy expenses, future surrender charges and interest accumulated since the policy was issued. Also included is the unamortized single premium life loading amount. The loading amount is the difference between gross single premium collected and the portion of premium applied to the policy fund value. The amount of incurred but unpaid claims on life insurance policies at the end of the year is included in the life insurance liabilities. The interest rate credited to the fund values on life policies in 1998 was between 5 and 6 percent depending on the type of policy.

The annuity liabilities attributed to Franklin American and Protective include the gross cash value (before surrender charges) and unamortized single premium annuity loading. The interest rate credited in 1998 was between 4 1/2 and 5 percent.

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

Because the typical policy owner is elderly and the purpose of these policies is generally to fund funeral expenses, policyholders are not likely to surrender their policies. Aggregate payments for surrenders of life and annuity policies (net of reinsurance) for the years 1998, 1997, and 1996 were $901,485, $866,258, and $1,018,882, respectively.

Individual health insurance liabilities include unearned premiums, benefit reserves, and incurred but unpaid claims.

New individual accident and health policies are no longer being offered by the Subsidiaries. As a result of consistent losses on these products, management terminated sales of individual accident and health products in May 1991. By the end of 1998 there were only 231 of these policies remaining in force with reserves totaling $17,990. This total excludes the reserves on the assumed blocks of accident and health reserves of $3,552,617, which do not affect the consolidated statement of operations for 1998. This block was assumed under a coinsurance agreement that does not qualify as reinsurance for generally accepted accounting principles under FASB113.

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

The Subsidiaries' net increase (decrease) in the face amount of direct business in force per period, which reflects sales of new insurance policies less deaths, policy lapses and other terminations, is as follows:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                           1998              1997           1996
                                                                        -----------      -----------    -----------
Universal Life                                                          $(3,989,122)     $(2,000,899)   $(2,421,793)
Whole Life                                                               13,341,122       12,633,387       (286,632)
Term Life                                                                 1,327,000       (2,817,000)    (1,173,000)
Industrial                                                                  772,000          622,000      7,652,000
Annuities                                                                  (701,744)        (622,894)       494,615
                                                                        -----------      -----------    -----------
Total                                                                   $10,749,256      $ 7,814,594    $ 4,265,190
                                                                        ===========      ===========    ===========

The new business written by the Subsidiaries in 1998, 1997, and 1996 was $30,513,000, $26,659,000, and $18,330,000, respectively. The increasing amounts reflect the increased acceptance of the Subsidiaries' products in the marketplace and the successful marketing plan, which has been put in place.

Below is a summary of certain individual life policy data covering the years 1998, 1997, and 1996.


                                                                        1998              1997             1996
                                                                     -----------      -----------      -----------
Number of life policies in force                                          81,993           76,361           69,817
Average size of life policies in force                               $     1,943      $     2,086      $     2,282
Number of claims on life policies                                          2,758            2,459            1,122
Life policy death claims incurred                                     $6,831,893      $ 4,531,930      $ 3,683,922
Persistency rate of life policies                                           97.0             95.5             93.4
Penalty charges for withdrawals                                      $     2,962      $     5,193      $    25,362
Numbers of surrenders, lapses, and other reductions                        5,447            2,276            3,255
Amount of surrenders, lapses, and other reductions                   $13,537,000      $20,141,000      $13,926,000
Amount of policy loans outstanding at December 31                    $   235,960      $   231,494      $   196,893


The National Association of Insurance Commissioners ("NAIC") has developed the Insurance Regulatory Information System (IRIS) of financial ratios to assist state insurance departments in overseeing the financial condition of insurance companies. The NAIC furnishes state insurance regulatory authorities the financial ratio results annually. State insurance regulatory authorities monitor these financial ratio results in reviewing the financial condition of insurance companies. Deviation from the usual ranges generally leads to an increased level of regulatory oversight. Ratio #1 is a general measurement of the improvement or deterioration in a company's financial condition during the year but excludes capital or surplus paid in during the year. Ratio #1A is the same measurement calculation as Ratio #1 except that it includes capital or surplus paid in during the year. Ratio #2 is a measurement of a company's profitability including realized capital gains and losses. Ratio #3 has been discontinued. Ratio #4 indicates if a company has adequate income to meet the interest requirements of its reserves, which is a key element in a company's profitability. Ratio #5 measures the degree to which a company has acquired nonadmitted assets, nonproductive assets or risky investments. Ratio #6 reflects the percentage of capital and surplus invested in real estate which may be a source of financial difficulty since it may be non-income producing. Ratio #7 reflects the percentage of a company's capital and surplus invested in affiliates. Ratio #8 measures the percentage of commissions and expenses received on reinsurance ceded to other insurers less commissions and expenses paid to other reinsurers on reinsurance assumed to capital and surplus. Ratio #9 measures the percentage change in premiums from the prior year to current year. Ratio #10 measures the average change in the percentage of total premiums from each line of business. Ratio #11 measures the average change in the percentage of total cash and invested assets. Ratio #12 represents the change in the reserving ratio for current and prior years with the reserving ratio being the percentage of increase in reserves to renewal and single premiums.

Set forth in the table below are Franklin American's ratios for the years 1998, 1997, and 1996 compared to the unusual value standards:

                       NAIC RATIOS FOR FRANKLIN AMERICAN


                                                            Unusual Values
                                                              Equal to or
                                                            --------------
                                                                                   1998             1997       1996
Ratio                                                       Over   Under          Results          Results    Results
-----                                                       ---   -------         -------          -------    -------

1.       Net change in capital and surplus                   50      -10           -37*                -9       10

1A.      Gross change in capital and surplus                 50      -10           -37*                -5       10

2.       Net gain to total income                            --        0            -7*              -0.8*       8

3.       DISCONTINUED

4.       Adequacy of investment income                      900      125           176                185      205

5.       Non-adm to admitted assets                          10       --            .3                  0        0

6.       Total real estate and mortgage
         loans to cash and invested assets                   30       --             0                  0        0

7.       Investments in affiliates to capital
         and surplus                                        100       --             2                  0        1

8.       Surplus relief
         (over $5 million capital and
         surplus)                                            30      -99           -55                  0        0
         ($5 million or less capital and
         surplus)                                            10      -10            --                 --       --

9.       Change in premium                                   50      -10           441*                76*     999*

10.      Change in product mix                                5       --             2                  4      N/A

11.      Change in asset mix                                  5       --             0                  0      0.1

12.      Change in reserving ratio                           20      -20            21*                31*      59*

=====================================================================================================================
* Indicates unusual values.
N/A Indicates not applicable.


In 1998, all the unusual ratios were due to the assumed reinsurance transaction made effective December 31, 1998: ratios #1, #1A and #2 were due to the loss on the reinsurance transaction and ratios #9 and #12 were due to the increase in premiums and reserves on the reinsurance transaction.

In 1997, the unusual ratios, #2, #9, and #12 were all due primarily to the increase in the production of new premiums.

In 1996, the unusual ratio #9 was due to the ceding back of the approximately $20,000,000 block of annuity reserves as mentioned in the 1995 unusual ratios for #9 in the following paragraph. The unusual #12 ratio was due to the increase in first year premiums.

Set forth in the table below are Family Guaranty's ratios for the years 1998, 1997 and 1996 compared to the unusual value standards:

                        NAIC RATIOS FOR FAMILY GUARANTY


                                                            Unusual Values
                                                              Equal to or
                                                            --------------
                                                                                   1998       1997        1996
                                                                                   ----       ----        ----
Ratio                                                       Over      Under       Results     Results    Results
-----                                                       ----     -------      --------    -------    -------
1.    Net change in capital and surplus                       50        -10            33          6        11

1A.   Gross change in capital and surplus                     50        -10            33          6        52*

2.    Net gain to total income                                --          0             6          5         2

3.    DISCONTINUED

4.    Adequacy of investment income                          900        125           151        169       168

5.    Non-adm to admitted assets                              10         --             0          0         0

6.    Total real estate and mortgage loans
      to cash and invested assets                             30         --             0          0         0

7.    Investments in affiliates to capital
      and surplus                                            100         --             0          0         0

8.    Surplus relief
      (over $5 million capital and
      surplus)                                                30        -99            --         --        --

      ($5 million or less capital and
      surplus)                                                10        -10             0          0         0

9.    Change in premium                                       50        -10            27         28        20

10.   Change in product mix                                    5         --             0          0         0

11.   Change in asset mix                                      5         --            .2          0        .5

12.   Change in reserving ratio                               20        -20            21*         2        -4

================================================================================================================
* Indicates unusual values.


For 1998, ratio #21 was unusual due to the increase in reserves caused by the increase in first year premiums in 1998 over 1997 by 129%.
For 1997, there were no unusual ratios.
For 1996, ratio #1A was unusual because of the $500,000 contributed to paid in surplus.

Set forth in the table below are Protective's ratios for the years 1998, 1997 and 1996 compared to the unusual value standards:

                           NAIC RATIOS FOR PROTECTIVE

                                                            Unusual Values
                                                              Equal to or
                                                            --------------
                                                                                   1998       1997        1996
                                                                                   ----       ----        ----
Ratio                                                       Over      Under       Results     Results    Results
-----                                                       ----     -------      --------    -------    -------
1.    Net change in capital and surplus                       50      -10           -24*           0       12
1A.   Gross change in capital and surplus                     50      -10           -24*           0       29
2.    Net gain to total income                                --        0             3            7       12

3.    DISCONTINUED

4.    Adequacy of investment income                          900      125           162          207      185
5.    Non-adm to admitted assets                              10       --            .2            0        0
6.    Total real estate and mortgage
      loans to cash and invested assets                       30       --             0            0        0

7.    Investments in affiliates to capital
      and surplus                                            100       --             0            0        0
8.    Surplus relief
      (over $5 million capital and
      surplus)                                                30      -99            --           --       --
      ($5 million or less capital and
      surplus)                                                10      -10             0            0        0
9.    Change in premium                                       50      -10           -16*          20       12
10.   Change in product mix                                    5       --             1           NR       NR

11.   Change in asset mix                                      5       --            .3            0      1.9

12.   Change in reserving ratio                               20      -20           -10           22*       4

===================================================================================================================
* Indicates unusual values.
NR Indicates no ratio.


For 1998, ratios #1 and #1A were unusual due to the decrease in surplus resulting from a change in the reserve valuation basis of one plan which created a surplus charge of $845,000. Ratio #9 was unusual due to the decrease in premium income in 1998 compared to 1997.
For 1997, unusual ratio #12 was due to an adjustment to the statutory reserves. For 1997, there were no unusual ratios.

MARKETING

The Company markets life insurance policies through its Subsidiaries. Franklin American is approved to write policies in all of the states in which it is licensed with the exception of South Carolina where its license was suspended
in 1991.   Family Guaranty writes policies in Mississippi, the only state in which it holds a license. Protective is licensed in seven states, but primarily is issuing new business in Mississippi.

The majority of the Subsidiaries' independent agents are funeral home owners, managers or their employees. Presently there are approximately ninety funeral home agents under contract, primarily in Kentucky and Tennessee. The Subsidiaries have two Regional Sales Directors and a Vice President of Marketing responsible for the recruiting, training and servicing of its agents to sell its products through funeral homes.

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

PUA serves as the Trustee for several funeral homes in Mississippi who are grantors of the trust. As funds are received into the trust, PUA, as Trustee, generally purchases annuities from Protective. However, funds may be invested in certain securities if requested by the Trust Grantor. When claims occur on an annuity policy, Protective pays the benefits to the funeral homes who are beneficiaries of the Trust.

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

Ceding insurance generally provides greater diversification of business risk and reduces the maximum net loss arising from large claims. Although the ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsurer assumes a related liability. It is the practice of the industry (subject to certain limitations imposed by state insurance statutes) to treat properly reinsured risks as if they were not risks for which the primary insurer is liable. The Subsidiaries believe that its reinsurers are in a financial condition to satisfy their obligations under its reinsurance arrangements.

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

INVESTMENTS

The Company's and Subsidiaries' investment activities are performed by the officers of the respective companies. The investments of the Company and the Subsidiaries are primarily U.S. government bonds, money market accounts and certificates of deposit. Management's investment objectives are to obtain the highest yields possible with liquid investments and to improve operating profits in order to improve statutory surplus of the Subsidiaries. These same objectives are also intended to improve the earnings on the consolidated financial statements of the Company prepared in accordance with generally accepted accounting principles. As of December 31, 1998 and 1997, the Company did not own any common or preferred stocks. All bonds owned on December 31, 1998 were United States Government securities except for one utility bond with a value of $19,042, a state bond with a value of $100,000 and an industrial bond with a value of $50,000. All bonds owned on December 31, 1997 were United States Government securities except for an $18,738 utility bond, a $100,000 state bond, and a $50,655 industrial bond. Investments of the Subsidiaries are subject to certain restrictions imposed by state insurance laws and regulations.

In 1998, 1997, and 1996, net investment income represented approximately 24%, 27%, and 30%, respectively, of the Company's total revenues less realized gains and losses. Investment results of the Company for the three years ended December 31, 1998 before applicable income taxes, are as follows:


                                                  NET                        REALIZED          UNREALIZED
                                              INVESTMENT     INVESTMENT        GAINS         GAINS (LOSSES)
  INVESTMENTS       CASH       TOTAL            INCOME        YIELD (1)     (LOSSES)(2)     ON SECURITIES (3)
  -----------      ------     --------        ----------      --------      -----------     -----------------
                                    (IN THOUSANDS, EXCEPT YIELD AMOUNTS)
December 31,

1998  $123,639     $1,658     $125,297          $7,252         6.24%         $3,459             $(4,207)
1997  $109,982     $1,239     $111,221          $6,645         6.62%         $5,626             $ 5,264
1996  $ 92,344     $1,036     $ 93,380          $5,582         6.63%         $8,579             $    11


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

The following table sets out the types and amounts of investments of the Company and the percentage thereof as compared to total invested assets for 1998, 1997, and 1996.

                                                                              DECEMBER 31,
                                 -------------------------------------------------------------------------------------------
                                           1998                               1997                                1996
                                  ------------------------            ------------------------            ------------------
                                  AMOUNT           PERCENT            AMOUNT           PERCENT            AMOUNT     PERCENT
                                  ------           -------            ------           -------            ------     -------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Cash                             $  1,658              1.3           $  1,239              1.1            $ 1,036       1.1
Short-term investments                125               .1                128               .1                175        .2
Fixed maturities                  123,279             98.4            109,623             98.6             91,904      98.4
Common stocks                          --               --                 --               --                 --        --
Policy loans                          236               .2                231               .2                197        .2
Mortgage Loans                         --               --                 --               --                 68        .1
                                 --------          -------           --------           ------            -------    ------
                 TOTAL           $125,298            100.0%          $111,221            100.0%           $93,380     100.0%
                                 ========          =======           ========           ======            =======    ======


The total bond portfolio, which currently consists primarily of U.S. Government securities, contained $122,315,831 at cost and $123,427,464 at market value at December 31, 1998. The following table sets forth the scheduled maturities of the bond portfolio:

                         Less Than         1-5           6-10         11-20        Over 20
       Bonds              1 year          Years         Years         Years         Years           Total
       -----             ---------      -----------   -----------  -----------   -----------     ------------
U.S. Government          $110,260       $70,549,842   $3,862,374   $19,785,399   $28,802,617     $123,110,492

States and
Territories                    --                --           --       100,000            --          100,000

Public Utilities               --            18,035           --            --            --           18,035

Industrial &
Miscellaneous              50,206                --           --            --            --           50,206
                         --------       -----------   ----------   -----------   -----------     ------------
Totals                   $160,466       $70,567,877   $3,862,374   $19,885,399   $28,802,617     $123,278,733
                         ========       ===========   ==========   ===========   ===========     ============

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

ACQUISITION AND DISPOSITION OF ASSETS

ACQUISITIONS:

Franklin American Trust Company

Franklin American Trust Company was formed in February 1998 by the Company in order to market trust company services to funeral homes and cemeteries. The Company committed $1,200,000 to the initial capital of Franklin American Trust Company.

EMPLOYEES

As of December 31, 1998, the Company had 52 employees, all of whom were full-time. None of these employees are covered by a collective bargaining agreement. Agents marketing the Subsidiaries' insurance products are not considered employees of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company has been traded only in a limited over-the-counter market in Nashville, Tennessee, not reported by NASDAQ, and such trading may not be indicative of a reliable market value.

The following table shows the high and low sales prices of the common stock for each quarter during 1998 and 1997 as provided by a local securities dealer in Nashville, Tennessee.


                                  1998                       1997
                            HIGH          LOW          HIGH        LOW
                            ----          ---          ----        ---
     First Quarter          2.875        2.250         1.375       .625
     Second Quarter         2.875        2.375         2.750      1.500
     Third Quarter          2.875        2.375         2.875      2.375
     Fourth Quarter         2.875        2.250         2.875      2.375



As of December 31, 1998 there were 1,429 holders of common stock of record.

The Company's Board of Directors has not declared any cash dividends on the common stock for the last three fiscal years. The present policy of the Company's Board of Directors is to retain funds for the operation and expansion of the Company's business. The Board of Directors of the Company has no immediate plans for the payment of dividends but from time to time, will review this policy in light of the Company's earnings, financial condition and other relevant factors. The Company currently intends to retain the major portion of any future earnings to finance the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This section discusses and analyzes the Company's results of operations, financial condition and changes in financial condition. Also included is information regarding the Company's operations which may not be evident in the financial statements. This analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

For the year ended December 31, 1998, the Company had a net income of $195,183, compared to net income of $8,649,903 in 1997. The decrease in net income in 1998 compared to 1997 was due primarily to the decrease in net realized and unrealized investment gains. Investment gains in 1997 of $10,890,398 decreased to a loss of $748,255 in 1998, a difference of $11,638,653. Income tax expense in 1997 of $1,945,762 turned favorable in the amount of $910,788 in 1998, a favorable difference of $2,856,550. The income tax benefit in 1998 results from taxable operating losses and timing differences.

A significant transaction occurring in 1996 was the accruing of a $541,000 expense for a $500,000 nonrefundable option plus interest of $41,000, which was paid in January 1997. The refund of the nonrefundable option was required by the Missouri Insurance Department, the domiciled state of the option purchaser who is also owned by the majority stockholder of the Company. In a related transaction, the majority stockholder of the Company contributed $540,000 in January 1997 as additional paid in capital.

The Company became a guarantor for the reinsurer, who is owned and controlled by the majority stockholder of the Company, through two transactions, effective June 30, 1997 and July 1, 1997. The total amount of these two transactions was approximately $60,000,000 of reserves on a coinsurance basis. Both agreements are subject to substantially the same terms and conditions. Since this reinsurance agreement is on a coinsurance basis, the reinsurer received cash equal to the reserves of approximately $60,000,000 less ceding commissions of approximately $4,000,000 for a net of $56,000,000. The Company receives a fee of about $160,000 annually for serving as guarantor. As the ceded reserves decrease in the subsequent periods, the fees and the guaranty amount will decrease. In the opinion of management, it is highly unlikely the Company will ever be liable as guarantor since the assets received of $56,000,000 are fully invested in United States Government securities by the reinsurer. During 1998 both agreements were restructured and the Company was released of any and all liabilities in connection with these agreements. The effective date of this release is the original date of the agreements, June 30, 1997. As a result, fees will no longer be received by the Company.

Gross revenues decreased 16 percent in 1998 compared to 1997 and increased 33 percent in 1997 compared to 1996. The decreases are due to the decrease in realized and unrealized investment gains over the increases in traditional premiums. The 1998 and 1997 increases in traditional premiums were due to increased sales.

Net investment income increased 9% in 1998 over 1997, and increased 19% in 1997 over 1996. The increase in 1998 and 1997 results from the increase in invested assets. The decrease in the yield on bonds provided the opportunity for realized capital gains in 1997 and 1996. Management actively trades United States Government securities, taking advantage of capital gains created by changing interest rates. Net yields for the past three years are as follows: 6.24% in 1998, 6.62% in 1997, and 6.63% in 1996. The changes in the yield rates over the past three years reflect the general marketplace changes on new investments. The Company's investment strategy involves the liquidation and reinvesting in Government securities, money market accounts or certificates of deposits. As interest rates change, the Government securities are sold and repurchased periodically resulting in net capital gains or losses. The realized and unrealized net losses for 1998 resulted from liquidation of the United States Government securities at a time the market interest rates had increased. The realized and unrealized net gains in 1997 and 1996 are the result of decreasing interest rates on United States Government bonds occurring throughout, but particularly in the fourth quarter of each year.

Policy benefits for traditional life, accident and health insurance increased 47% in 1998, 28% in 1997 and 4% in 1996. Most of the increase in all three years occurred in Franklin American and Family Guaranty due to the increase in
writing traditional policies.   Policy benefits for universal life and annuity
products decreased 14% in 1998 over 1997, decreased 26% in 1997 over 1996, and decreased 17% in 1996 over 1995. Policy benefits for universal life and annuity products represent benefits paid less fund values released. In 1998, benefits paid decreased 6% and fund values released decreased 4%, which net to the decrease for the year. In 1997, the benefits paid increased 8% and fund values released increased 22%, the net of which reflected a decrease in benefits to the policyholders. In 1996, the benefits paid decreased 15% and fund values released decreased 24%, the net of which reflected an increase.

The change in life and accident and health insurance reserves is primarily due to the interest added to the universal life insurance and annuity policies fund values and the increase in reserves on traditional policies for the three years of 1998, 1997, and 1996. The increase in traditional policies for all three years is due to the increase in new traditional policies written for the three-year period. The total future policy liabilities at December 31, 1998, 1997, and 1996 were $84,678,615, $72,219,624, and $62,318,987, respectively.
Assets generated by the policy fund receipts on universal life and annuities are invested in interest bearing instruments and the interest earned is used to fund the policy fund value interest requirement. The increase in the future policy liabilities for 1998, 1997 and 1996 is due primarily to the increase in the traditional policies sold.

Amortization of deferred policy acquisition costs increased 21% in 1998, increased 290% in 1997, and decreased 80% in 1996. The increases in 1998 and 1997 were due primarily to the amortization of the deferred commissions generated by the increase in premiums on traditional policies. The actuarial guideline for universal life and annuity products provides for the amortization to be determined by the amount of profit generated by this line of business including capital gains. The profit for the line of business is allocated to each issue year; therefore, the amortization is recorded by issue year until fully amortized. Once fully amortized, no further amortization can be recorded for that issue year.

Commissions increased 33% in 1998, decreased 13% in 1997, and decreased 11% in 1996. Commissions are reported after deducting the amount being capitalized as deferred acquisition cost. These amounts will ultimately be charged to expense as deferred policy acquisition cost amortization. The increase in 1998 is due to the increase in paid commissions over the increase in deferred commissions, while the decrease in 1997 and 1996 is due to the increase in the deferred amounts over the increase in paid amounts.

Operating costs and expenses increased 1% in 1998, decreased 2% in 1997, and increased 12% in 1996. Operating costs associated with the production of new business are capitalized as deferred acquisition cost. Therefore, the operating costs reported in the consolidated statement of operations is net of the capitalized amounts. The decrease in 1997 and the increase in 1996 are due to the $541,000 included in operating costs and expenses in 1996. This amount represents the $500,000 nonrefundable option plus interest of $41,000. This refund was required by the Missouri Insurance Department, the domiciled state of the option purchaser.

The Company files a consolidated federal income tax return Franklin American, Trust Company, and the Agency. As of December 31, 1998, there are no net operating loss carryforwards remaining. Family Guaranty files its federal income tax return separately. As of December 31, 1998, Family Guaranty did not have any net operating losses available to offset future earnings. Family Guaranty will file a consolidated federal income tax return with the Company beginning with the 1999 tax year.

PUA and Protective file a federal income tax return on a consolidated basis with Southern Heritage Life Insurance Company. There are no net operating loss carryforwards available to offset future earnings as of December 31, 1998.

For the year ended December 31, 1998, the income tax benefit was $910,788 on the consolidated statement of operations. Prepaid federal income tax as of December 31, 1998 is estimated to be $1,142,684 and the deferred tax liability is estimated to be $643,000, which is due to timing differences in the recognition of assets and liabilities between GAAP and current income tax regulations. The tax benefit occurred due to operating losses for 1998 and timing differences between GAAP and tax income.

Policy loans to policyholders increased to $235,960 in 1998 from $231,494 in 1997. The Company expects as the fund values increase, policy loans will also increase. Since the total amount of policy loans outstanding is relatively small in comparison with the fund value liability there is no significant effect on operations or the financial condition of the Company.

The consolidated balance sheet shows advance commissions of $51,091 and $62,700 net of allowance for uncollectible accounts at December 31, 1998 and 1997, respectively. The allowance for uncollectible accounts was $658,880 and $697,843 at December 31, 1998 and 1997, respectively.

The investment strategy used by the Company since 1991 has been successful. This strategy consists of asset growth, which has assisted in the earnings growth. Also, the expansion of the agency forceand the development of new policies have allowed the Company to be competitive. Over the last seven years, assets have increased approximately $110,977,000, which includes $18,800,000 of additional common stock and $540,000 of additional paid-in-capital. Also stockholders' equity has increased approximately $45,391,000 during the same period.

Inflation has had no significant effect on reported revenue, and the results of operations are not expected to be significantly affected by inflation in the near future.

The year 2000 (Y2K) system processing has been given the highest priority regarding its effect on the Company's operations. The Company is well positioned for the turn of the century and expects the impact to be minimal. The Company is committed to provide the necessary financial resources needed to address any problem with the data processing operations. Since the hardware and software systems used are developed and maintained by third party vendors who have already addressed the Y2K issue, the Company's expected expenditures are minimal. Statements have been received from all major vendors that they are Y2K compliant. Testing of hardware and software systems has been completed by the Company to insure that they perform as certified by the vendors.

The Company formed a wholly owned subsidiary, Franklin American Trust Company (Trust Company) in February 1998. The Trust Company was capitalized with $1,200,000 and began operations in October 1998. The purpose of the Trust Company is to provide pre-need, perpetual care and merchandise trust services to the funeral home and cemetery industry. These services will complement the Company's strategy in attracting new insurance and fee income business.


LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company received $540,000 as additional paid-in-capital from the majority stockholder of the Company. These funds were subsequently contributed to Franklin American as reimbursement for the refund by Franklin American to a company, which had previously purchased the right to assume a block of annuities. Franklin American had this right through a coinsurance agreement. The refund by Franklin American was required by the Missouri Insurance Department after the Pennsylvania Insurance Department voided the coinsurance agreement.

The funds obtained through these equity offerings were used in supporting operating cost and acquiring new insurance policies. The excess funds were invested primarily in fixed and equity securities. As a result of the invested capital and investment of premiums received from policyholders, invested assets and cash equivalents at December 31, 1998 and 1997 totaled $125,297,723 and $111,220,974, respectively. The stockholders' equity at December 31, 1998 was $49,938,820 compared to $49,743,637 at December 31, 1997.

Various states in which the subsidiaries do business require that a security deposit be maintained in such states to be held in trust for the protection of policyholders. Such security deposits are in the form of investment securities and are held in trust by that particular state's insurance commissioner. Although the investment security remains in the possession of the particular state's insurance commissioner, the Company receives interest earned on such securities. Total carrying amounts of such security deposits as of December 31, 1998 are $2,818,988. While the Company receives the interest generated by such securities, principal is not available for general corporate use except that the security may be replaced with another security with sufficient value. The Company is required to maintain such security deposits in the states so long as it has insureds residing in such states whose aggregate future policy benefits are in excess of the amount required by statute to be kept on deposit.

Franklin American's statutory capital and surplus was $7,574,273 at December 31, 1998. Tennessee insurance law requires Franklin American to maintain a minimum capital and surplus of $2,000,000. Franklin American reported a statutory loss of $4,224,327 at December 31, 1998. The loss for the year 1998 was due to the reinsurance of a block of business. Effective December 31, 1998, Franklin American Life Insurance Company, a subsidiary of the Company, entered into two agreements ("the Agreements") with a ceding company, whereby Franklin American Life Insurance Company assumed blocks of insurance policies including ordinary life, individual health, credit life and credit disability policies. The basis of assumption of one of the Agreements included coinsurance, modified coinsurance insurance, and funds withheld. The other Agreement included the assumption of policies on the basis of coinsurance/funds withheld. The Agreements' initial premium total was $41,388,000. In management's opinion this transaction does not qualify for generally accepted accounting principles under FASB 113; and therefore, it has no effect on the consolidated statement of operations for 1998, except for certain federal income tax benefits provided by this transaction. However, the effect on the 1998 statutory financials filed with the Insurance Departments of the various states in which Franklin American Life Insurance Company is licensed will be a $4,179,000 loss in the statutory summary of operations and a decrease in statutory surplus of the same amount. It is anticipated that future profits on these blocks of assumed policies will offset the original loss. Franklin American Life Insurance Company has a contingent liability. If the total profits do not equal the original loss by January 1, 2001, the ceding company has the right to recapture. There is an asset of $3,536,137 reflected in other assets on the 1998 consolidated balance sheet and represents funds withheld by the ceding company due Franklin American Life Insurance Company. There is also a like amount reflected in other policy liabilities on the 1998 consolidated balance sheet, representing deferred income.

Family Guaranty's statutory capital and surplus was $2,599,859 at December 31, 1998. Mississippi insurance law requires $1,000,000 minimum capital and surplus. Family Guaranty reported a statutory gain of $595,616 at December 31, 1998.

Protective's statutory capital and surplus was $2,271,646 at December 31, 1998. Mississippi insurance law requires $1,000,000 minimum capital and surplus. Protective reported a statutory gain of $128,547 at December 31, 1998.

The two primary sources of cash are premiums and investment income. The primary uses of cash are the payment of policy benefits and operating expenses. The Company reflects a cash increase of $419,548 in 1998 and an increase of $203,156 in 1997. In 1996, the Company had a cash decrease of $71,708 due to the net increase in the purchase of trading securities. In each of the years presented, interest and realized capital gains on bonds are generally reinvested in bonds which may cause the Company to reflect a negative cash flow or a smaller increase in cash flow.

Prior approval of the Insurance Department of the Subsidiaries' domicile state is required for the payment of dividends, loans, or other advances which exceed certain statutory limitations. Therefore, as of December 31, 1998 no dividends could be paid by the Subsidiaries without prior approval.

The risk-based capital standard for life companies was developed by the NAIC that consists of four major risk tests. The tests are: asset risk, insurance risk, interest risk, and business risk. These tests are intended to measure the adequacy of a company's actual statutory capital as measured by its risk-based capital ratio. The minimum capital level is 100%. The Subsidiaries' risk based capital calculation shows that the Subsidiaries' total adjusted capital exceeds the Subsidiaries' Action Level Risk Based Capital which indicates that regulatory action or attention is not needed. Therefore, the calculation indicating the level of regulatory attention is not required.

This capital standard should not have an impact on the Company's liquidity or results of operations, nor will it have any effect on the Company's business strategy. The Company and Subsidiaries primarily invested in U.S. Government bonds in 1998 which creates a low asset risk factor.


ITEM 7.  FINANCIAL STATEMENTS

See index to consolidated financial statements and financial statement schedules on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the directors of the company:



                                                                 DIRECTOR
  NAME                     AGE      POSITION                       SINCE
  ----                     ---      --------                     --------
  John A. Hackney          49       Chairman, President and        1991
                                    Chief Executive Officer

  Gary L. Atnip            47       Director                       1991
                                    Chief Financial Officer

  John T. Bible            73       Director                       1985

  Judith C. Lowrey         49       Director                       1995
                                    Executive Vice President,
                                    Treasurer

  William T. Patterson     61       Director                       1991

  Jerry D. Poindexter      52       Director                       1996
                                    Executive Vice President

  Wade A. Willis           38       Director                       1995
                                    Executive Vice President,
                                    Secretary

     Directors serve for a period of one year or until their successors are elected and qualified.

     John A. Hackney became Chairman, President and Chief Executive Officer of the Company in October 1991. From October 1990 to October 1991, Mr. Hackney was a private consultant specializing in the acquisition of financial institutions. Mr. Hackney served as Vice President of Marketing and Operations for Security Information Systems, Brentwood, Tennessee, a financial data processing firm, from March 1988 until October 1990.

     Gary L. Atnip became Chief Financial Officer of the Company in October 1991. Mr. Atnip has been in private practice as a Certified Public Accountant in Nashville and Columbia, Tennessee, since 1981.

     John T. Bible has been the owner of John T. Bible Co., a private real estate firm in Morristown, Tennessee, since 1979. Mr. Bible served as director of National Savings Life Insurance Company, Murfreesboro, Tennessee from 1962 until 1982.

     Judith C. Lowrey became Treasurer of Franklin American Corporation in April, 1995 and has served as a Director since September, 1995. Mrs. Lowrey has been with the Company since 1987.

     William T. Patterson has been President of Stockdale-Malin Funeral Home, Camden, Tennessee, since 1955. Mr. Patterson is a director of the Bank of Camden, Camden, Tennessee.

     Jerry D. Poindexter joined Franklin American Life Insurance Company in 1993 and has served as a Director since May, 1996.

     Wade A. Willis became Secretary of the Company in August, 1995 and has served as a Director since September, 1995. Mr. Willis has been with the Company since November, 1989.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning compensation paid or accrued by or on behalf of the Company's Chief Executive Officer for fiscal years 1998 and 1997. The Company had no other executive officer whose total annual salary and bonus exceeded $100,000 for fiscal year 1998.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                                Long-Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                                                               Awards                  Payouts

         (a)                (b)       (c)     (d)       (e)               (f)           (g)              (h)             (i)
                                                       Other            Restrict-
                                                      Annual            ed Stock                         LTIP         All Other
Name and Principal                  Salary   Bonus    Compen-           Award(s)      Options/          Payouts        Compen-
Position                   Year      ($)      ($)     sation($)            ($)        SARs (#)           ($)          sation ($)
----------------------------------------------------------------------------------------------------------------------------------
John A. Hackney,           1998     66,000        0       0                 0             0                0            9,090(1)
CEO

John A. Hackney,           1997    123,876   15,000       0                 0             0                0            5,400(1)
CEO

(1) Dollar value of premiums paid by the Company on a $500,000 term life insurance policy and a disability insurance policy for the benefit of Mr. Hackney.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The Company has no "parent" as that term is defined in regulations under the Securities Exchange Act of 1934, as amended, and none of its officers or directors own any equity securities of any of the Company's subsidiaries.

     The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of January 15, 1999 by (i) each director of the Company, (ii) each of the executive officers named under "EXECUTIVE COMPENSATION," (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to be the beneficial owner of more than ten percent of the outstanding shares of common stock.

                           SHARES BENEFICIALLY OWNED



NAME AND ADDRESS                     NUMBER (1)           PERCENT
---------------------------         -------------         -------
John A. Hackney                     11,922,024(2)           83.6
377 Riverside Drive
Fourth Floor
Franklin, TN 37064

Thunor Trust                        11,922,024              83.6
5210 Maryland Way, Ste. 202
Brentwood, TN  37027

Gary L. Atnip                                0                --
9530 Crockett Road
Brentwood, TN 37027

John T. Bible                          485,942(3)            3.4
400 West Main Street
Suite 309A
Morristown, TN 37814

Judith C. Lowrey                         1,600                *
190 Heathersett Drive
Franklin, TN 37064

William T. Patterson                    51,205(4)             *
P. O. Box 246
Camden, TN 38320


                           SHARES BENEFICIALLY OWNED


Name and Address                    Number(1)                Percent
----------------------------------------------------------------------

Jerry D. Poindexter                          0                --
1609 Diamond
Franklin, TN  37064

Wade A. Willis                           2,310                *
2001 Beacon Hill
Franklin, TN 37067

All Directors/Executive             12,438,431                87
Officers as a Group (7 persons)

______________________
*  Less than 1%.

(1) No beneficial owner listed has the right to acquire within 60 days, through options, warrants, rights, conversion privileges or similar obligations, any additional shares of the Company's common stock.

(2) Mr. Hackney, as sole trustee of the Thunor Trust, exercises sole investment and voting control over the shares of common stock owned by Thunor Trust.

(3) Includes 25,000 organizational shares held in escrow which cannot be transferred.

(4)  Includes 19,655 shares owned by Mr. Patterson's wife.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No directors, officers, or shareholders of the Company have now or in the past 2 years had any direct or indirect material interest in any transaction to which the Company was or is a party.

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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


Report on Form 10-KSB for the fiscal year ended December 31, 1998



          Exhibit
          Number                        Description
          -------  ---------------------------------------------------
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

                                       FRANKLIN AMERICAN CORPORATION


DATE: March 31, 1999                  BY: /s/
                                         ---------------------------------------
                                               John A. Hackney, Chairman,
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                         Date
         ---------                    -----                         ----
                             Chairman, President and
/s/                          Chief Executive Officer
__________________________   (Principal Executive Officer)     March 31, 1999
     John A. Hackney


/s/                           Chief Financial
__________________________    Officer and Director             March 31, 1999
    Gary L. Atnip

/s/
__________________________    Director                         March 31, 1999
    John T. Bible


/s/                           Treasurer and
__________________________    Director                         March 31, 1999
    Judith C. Lowrey


/s/
__________________________    Director                         March 31, 1999
    William T. Patterson


/s/
__________________________    Director                         March 31, 1999
   Jerry D. Poindexter

/s/                           Secretary and
__________________________    Director                         March 31, 1999
     Wade A. Willis


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Franklin American Corporation and subsidiaries are incorporated by reference into Item 7:

Report of Independent Auditors..................................................  F-2

Consolidated Balance Sheets-December 31,  1998 and 1997.........................  F-3

Consolidated Statements of Operations-Years Ended
December 31,  1998,  1997 and  1996.............................................  F-4

Consolidated Statements of Stockholders' Equity - Years Ended
December 31,  1998,  1997,  and 1996............................................  F-5

Consolidated Statements of Cash Flows-Years Ended
December 31,  1998,  1997,  and 1996............................................  F-6

Notes to Financial Statements...................................................  F-7

The following consolidated financial statement schedules of Franklin American Corporation and Subsidiaries are incorporated by reference into Item 7:

Schedule I    -   Summary of Investments - Other than Investments in Related Parties

Schedule II   -   Condensed Financial Information of Registrant

Schedule III  -   Supplementary Insurance Information

Schedule IV   -   Reinsurance

INDEPENDENT AUDITOR'S REPORT

March 19, 1999


To the Board of Directors and Shareholders of FRANKLIN AMERICAN CORPORATION

We have audited the consolidated balance sheets of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1998, and 1997 and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


LEUTY AND HEATH, PLLC
Certified Public Accountants

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31
                                                                                       -----------
                                                                  Notes          1998               1997
                                                                  -----          ----               ----
ASSETS
Investments:                                                      1,3,10
  Fixed maturities-at amortized cost
    (market: 1998, $2,767,718; 1997, $2,617,892)                  3,10      $   2,618,988         2,541,014
    Available for sale - at market
    (cost: 1998, $119,696,843; 1997, $101,914,907)                3,10        120,659,746       107,081,805
  Policy loans                                                                    235,960           231,494
  Short term investments                                          10              124,726           127,906
                                                                            -------------     -------------
                          TOTAL INVESTMENTS                                   123,639,420       109,982,219

  Cash and cash equivalents                                                     1,658,303         1,238,755
  Investment income receivable                                                  1,329,645         1,957,181
  Deferred policy acquisition costs                               1,2           1,338,287         2,413,487
  Property and equipment at cost,  less accumulated
    depreciation (1998, $1,385,181; 1997, $1,284,606)             1               624,358           337,741
  Intangible assets                                               1,4           7,956,590         8,183,129
  Agent advances (net of allowance for uncollectible
    accounts of $658,880 in 1998 and $697,843 in 1997)            5                51,091            62,700
  Prepaid federal income taxes                                    7             1,142,684                --
  Other assets                                                    2,4           3,983,684           543,016
                                                                            -------------     -------------
                           TOTAL ASSETS                                     $ 141,724,062       124,718,228
                                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                                        1,2       $  84,678,615        72,219,624
    Other policy liabilities                                      1,2,4         4,122,243           629,026
                                                                            -------------     -------------
                          TOTAL POLICY LIABILITIES                             88,800,858        72,848,650

ACCRUALS
 Accrued expenses and other liabilities                                           741,384           756,122
 Notes payable - affiliates                                       9             1,600,000                --
 Income tax payable - current                                     7                    --           984,819
 Income tax payable - deferred                                    7               643,000           385,000
                                                                            -------------     -------------
                          TOTAL LIABILITIES                                    91,785,242        74,974,591

COMMITMENTS AND CONTINGENCIES                                     2,8,9,15

STOCKHOLDERS' EQUITY                                              1
 Common stock, no par value; authorized
 20,000,000 shares; issued and outstanding
 14,426,096 shares in 1998 and 1997                                            31,738,304        31,738,304
 Additional paid in capital                                                       540,000           540,000
 Treasury stock:  162,350 shares in 1998 and 1997                                (336,670)         (336,670)
 Retained earnings                                                             17,997,186        17,802,003
                                                                            -------------     -------------
                          TOTAL STOCKHOLDERS' EQUITY                           49,938,820        49,743,637
                                                                            -------------     -------------
                          TOTAL LIABILITIES AND EQUITY                      $ 141,724,062     $ 124,718,228
                                                                            =============     =============


See notes to consolidated financial statements

          FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Years Ended December 31
                                                                                          -----------------------
                                                                    Notes        1998              1997              1996
                                                                    -----        ----              ----              ----

REVENUE:
  Insurance revenue:                                                1
                                                                             $22,206,460        16,915,315        10,177,779
   Universal life and investment product policy charges                          976,649         1,022,547         2,071,532
   Net investment income                                            1,3        7,251,563         6,644,881         5,582,250
   Net realized and unrealized investment gains (losses)            1,3,9       (748,255)       10,890,398         8,590,285
   Other (net)                                                      12           374,301           407,175           484,524
                                                                             -----------        ----------        ----------
                                                                              30,060,718        35,880,316        26,906,370


BENEFITS, CLAIMS AND EXPENSES:
  Policy benefits and claims:                                       1
     Traditional life and accident and health insurance                        6,349,766         4,324,754         3,361,776
     Universal life and investment products                                      594,471           688,253           936,366
  Increase in reserves for future policy benefits                             13,964,160        11,420,022         7,265,046
  Amortization of deferred policy acquisition costs                 1          5,003,126         4,137,376         1,060,587
  Commissions                                                                    518,945           390,036           449,345
  Operating costs and expenses                                      2,12       4,345,855         4,324,210         4,422,430
                                                                             -----------        ----------        ----------
                                                                              30,776,323        25,284,651        17,495,550
                                                                             -----------        ----------        ----------


NET INCOME (LOSS) BEFORE TAX                                                    (715,605)       10,595,665         9,410,820
  Income tax (expense) benefit                                      7            910,788        (1,945,762)       (1,404,409)
                                                                             -----------        ----------        ----------
NET INCOME                                                                   $   195,183         8,649,903         8,006,411
                                                                             ===========        ==========        ==========

NET INCOME PER COMMON SHARE                                         1        $      0.01              0.60              0.55
                                                                             ===========        ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    14,426,096        14,426,096        14,426,096
                                                                             ===========        ==========        ==========


See notes to consolidated financial statements

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                               Total
                                          Common           Additional      Treasury         Retained       Stockholders'
                                          Stock         Paid in Capital     Stock           Earnings          Equity
                                       ------------    ----------------  ------------     -----------      -------------

BALANCE, DECEMBER 31, 1995             $ 31,738,304                --       (336,670)       1,145,689        32,547,323

   Net income                                    --                --             --        8,006,411         8,006,411
                                       ------------      ------------    -----------      -----------      ------------

BALANCE, DECEMBER 31, 1996               31,738,304                --       (336,670)       9,152,100        40,553,734

   Additional paid in capital                    --           540,000             --               --           540,000

   Net income                                    --                --             --        8,649,903         8,649,903
                                       ------------      ------------    -----------      -----------      ------------

BALANCE, DECEMBER 31, 1997               31,738,304           540,000       (336,670)      17,802,003        49,743,637

   Net income                                    --                --             --          195,183           195,183

                                       ------------      ------------    -----------      -----------      ------------
BALANCE, DECEMBER 31, 1998             $ 31,738,304           540,000       (336,670)      17,997,186        49,938,820
                                       ============      ============    ===========      ===========      ============


See notes to consolidated financial statements

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years Ended December 31
                                                                                  -----------------------
                                                                        1998                 1997                1996
                                                                  ---------------      ---------------     ---------------

OPERATING ACTIVITIES
   Net income                                                     $       195,183            8,649,903           8,006,411
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities:

     Increase in reserves for future policy benefits                   13,964,160           11,420,022           7,265,046
     Revenues from policy fund charges                                   (976,649)          (1,022,547)         (2,071,532)
     Depreciation                                                         129,837              111,600             128,469
     Amortization                                                         226,539              226,539             226,539
     Net change in book value of securities                                 3,770               72,918             109,200
     Net realized and unrealized (gains) losses                           748,255          (10,890,398)         (8,590,285)
     Purchase of trading securities                                (3,402,387,260)      (9,784,629,494)    (12,820,141,182)

     Sales of trading securities                                    3,388,067,459        9,778,752,757      12,813,241,793

     Amortization of policy acquistion costs                            5,003,126            4,137,376           1,060,587

     Change in unearned premiums                                           14,235              155,279             (59,619)

     Change in agent advances                                              11,609              (38,506)            208,577

     <Increase> decrease in  investment income receivable                 627,536           (1,096,265)           (189,670)

     Increase <decrease> in accrued policy benefits and claims          3,478,981               82,993            (126,502)
     <Increase> decrease in prepaid federal income tax                 (1,142,684)                  --                  --
     Increase <decrease> in federal income tax payable                   (726,819)          (1,197,811)          1,395,120
     Change in other assets and other liabilities                      (3,459,872)             (61,848)            249,394
     Capitalization of deferred policy acquisition costs               (3,927,927)          (3,450,753)         (2,260,189)
                                                                  ---------------      ---------------     ---------------
              NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                                    (150,521)           1,221,765          (1,547,843)
                                                                  ---------------      ---------------     ---------------

INVESTING ACTIVITIES
   Purchases of investments and loans                                    (185,959)          (2,016,850)           (916,729)
   Sales of investments                                                     1,003                   --             879,847
   Maturities of investments                                              100,000            1,040,000             137,500
   Proceeds from repayment of loans                                            --               67,999             841,507
   Purchases of property and equipment                                   (416,455)            (152,920)           (105,632)
                                                                  ---------------      ---------------     ---------------
              NET CASH PROVIDED (USED ) BY
              INVESTING ACTIVITIES                                       (501,411)          (1,061,771)            836,493
                                                                  ---------------      ---------------     ---------------

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                         Years Ended December 31
                                                                         -----------------------
                                                                  1998             1997            1996
                                                              -----------       ----------      ----------

FINANCING ACTIVITIES
   Additional paid in capital                                          --          540,000              --
   Proceeds from notes payable - affiliates                     1,600,000               --              --
   Receipts from universal life policies credited
      to policyholder account balances                          2,210,961        2,359,278       2,890,678
   Return of policyholder account balances on
      universal life policies                                  (2,739,481)      (2,856,116)     (2,251,036)
                                                              -----------       ----------      ----------

                  NET CASH PROVIDED (USED) BY
                  FINANCING ACTIVITIES                          1,071,480           43,162         639,642
                                                              -----------       ----------      ----------
                INCREASE (DECREASE) IN CASH                     419,548          203,156         (71,708)

Cash and cash equivalents at beginning of year                  1,238,755        1,035,599       1,107,307
                                                              -----------       ----------      ----------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                   $ 1,658,303        1,238,755       1,035,599
                                                              ===========       ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

   Interest credited to policyholders accounts                $ 1,501,917        1,519,750       1,524,206
                                                              ===========       ==========      ==========

   Income taxes paid                                          $   958,714        3,143,573          42,724
                                                              ===========       ==========      ==========


See notes to consolidated financial statements



                                     F-6.1

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's financial statements are prepared in conformity with generally accepted accounting principles.

         CONSOLIDATION POLICY AND CORPORATE ORGANIZATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Franklin American Life Insurance Company, Franklin American Agency, Family Guaranty Life Insurance Company, Franklin American Trust Company and Protective United Assets, Inc. All significant inter-company balances and transactions have been eliminated.

         Franklin American Life Insurance Company is licensed by the Tennessee Department of Commerce and Insurance as a stock life insurance company. Family Guaranty Life Insurance Company is licensed by the Mississippi Insurance Department. Protective United Assets, Inc. is a Mississippi domiciled holding company whose principal asset is Franklin Protective Life Insurance Company (formerly Protective Service Life) and Southern Heritage Life Insurance Company (an inactive company). Franklin American Life has two primary lines of business; life insurance (traditional and universal life) and annuities. Family Guaranty Life sells industrial life insurance products. Franklin Protective Life sells primarily traditional life and annuities. Franklin American Trust Company provides pre-need, perpetual care and merchandise trust services to the funeral home and cemetery industry. Franklin American Trust Company began business in October 1998.

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

         Fixed maturities available for sale (bonds) are stated at market. At each balance sheet date, fixed maturities are reviewed to determine if the Company intends to and has the ability to hold each fixed maturity owned to its maturity. If the Company concludes it will not hold a fixed maturity investment to maturity, then the investment is reclassified to "held for sale" and carried at market. Fixed maturities are generally sold to take advantage of interest rate changes, which increase assets and income. Investments held for investment purposes are also reviewed on each balance sheet date to determine if their value has been impaired. The Company considers whether a decline in market value at the balance sheet date is temporary; if not, the investment's carrying value is reduced to estimated net realizable value. The decline in value is reported as an unrealized loss in the period of decline.

         Equity securities (common and preferred stocks) are stated at market value and mortgage loans on real estate and policy loans are stated at their unpaid principal balance. Short-term investments are stated at cost.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNT POLICIES - CONTINUED

         INVESTMENTS - CONTINUED

                  Gains and losses on the sale of investments and provisions for possible losses on investments are included in net realized and unrealized investment gains or losses in the statement of operations. In computing realized gains and losses on those bonds held for sale, cost is determined by specific identification.

         REVENUE, BENEFITS, CLAIMS AND EXPENSES:

         A. TRADITIONAL LIFE INSURANCE PRODUCTS - Traditional life insurance includes those products with fixed and guaranteed premiums and consists principally of whole life insurance policies and annually renewable term policies. Premiums for traditional life insurance policies are recognized as revenue when due. The liabilities for future policy benefits and expenses for traditional life insurance policies are computed using a net -level method including assumptions as to investment yields, withdrawals, mortality, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviation. The reserve yield assumption was a range of 3% to 5 1/2% over the past three years. Benefit reserves for traditional insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.

         B. UNIVERSAL LIFE AND INVESTMENT PRODUCTS - Universal life products include universal life insurance and other interest-sensitive life insurance products. Investment products include deferred annuities without life contingencies. Revenues related to universal life and investment products consist of policy charges for the cost of insurance, policy administration, and surrender charges that have been assessed against policy account balances during the period. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges and deferred revenue charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest credited to policy account balances is charged to expense under the caption "change in life insurance reserves." Interest credit rates for universal life and investment products ranged from approximately 5% to 6% for the three year period ending December 31, 1998.

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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         D.       DEFERRED POLICY ACQUISITION COSTS - CONTINUED

                  Acquisition costs for universal life and annuities are amortized in relation to the present value of estimated gross profits from surrender charges, investments, mortality, expense margins, and actual profits produced each year including realized and unrealized capital gains and losses. The Company evaluates annually the actual versus expected experience with respect to the elements of expected future gross profits, and changes in amortization of acquisition costs as considered appropriate based on the results obtained.

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

         C. INCOME PER COMMON SHARE - Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the periods. Stock options and warrants, considered common stock equivalents, have not been included in the calculation due to their antidilutive effect. Fully diluted earnings per share is not presented since it approximates net income per common share.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                  OTHER ACCOUNTING POLICIES - CONTINUED

                  D. INTANGIBLE ASSETS - Intangible assets include goodwill from the acquisition of subsidiaries and state business licenses, and are amortized on a straight line basis over a forty year period.

                  E. INCOME TAXES - The Company files a consolidated tax return with those life and non life insurance subsidiaries meeting the federal income tax regulations for consolidated returns. Those subsidiaries which do not meet these regulations file separate tax returns. Protective United Assets, Inc., files a consolidated return with its wholly owned life insurance subsidiaries. Pursuant to the Financial Accounting Standard Board (FASB) Statement 109, "Accounting for Income Taxes", requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this Statement, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

                  F. CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash and money market accounts. Cash equivalents include only investments with original maturities of three months or less.

                  G. RECLASSIFICATIONS - The accompanying 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.       ACQUISITIONS AND REINSURANCE TRANSACTIONS

         Effective December 31, 1998, Franklin American Life Insurance Company, a subsidiary of the Company, entered into two agreements (The Agreements) with a ceding company, whereby Franklin American Life Insurance Company assumed blocks of insurance policies including ordinary life, individual health, credit life and credit disability policies. The basis of assumption of one of the agreements included coinsurance, modco insurance, and funds withheld. The other agreement included the assumption of policies on the basis of coinsurance funds withheld. The Agreements initial premium total was $41,388,000.

         It is management's opinion these transactions do not qualify for treatment under FASB 113; and, therefore have no effect on the statement of operations for 1998, except for any federal income tax benefit provided by this transaction. However, the effect on the 1998 annual statement filed with the insurance departments of the various states in which Franklin American Life Insurance Company is licensed will be a $4,179,000 charge to statutory net income and a decrease in statutory surplus. It is anticipated that future profits on these blocks of assumed policies will offset the original loss. Franklin American Life Insurance Company has a contingent liability if the total profits do not equal the original loss by January 1, 2001, the date the ceding company has the right to recapture upon thirty days written notice. The Company has recorded an asset of $3,536,137 on the consolidated balance sheet and represents funds withheld by the ceding company owed to Franklin American Life Insurance Company. A liability of like amount has been reflected in the consolidated balance sheet, representing deferred income.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


3.       INVESTMENTS

         Major categories of net investment income are summarized as follows:

                                                          1998              1997            1996
                                                          ----              ----            ----

         Fixed maturities                             $ 7,261,587         6,737,429       5,561,190
         Equity securities                                     --                --               5
         Mortgage loans on real estate                         --             2,271          57,956
         Policy loans                                      15,634            18,394          14,110
         Short-term investments                           163,656            50,176          65,423
                                                      -----------        ----------      ----------
                                                        7,440,877         6,808,270       5,698,684
         Investment expense                              (189,314)         (163,389)       (116,434)
                                                      ===========        ==========      ==========
                     NET INVESTMENT INCOME            $ 7,251,563         6,644,881       5,582,250
                                                      ===========        ==========      ==========

         Net realized and unrealized investment
           Gains (losses):
         Fixed maturities                             $ 3,459,020         5,644,668       9,085,902
         Equity securities                                     --                --             917
         Mortgage loans                                        --           (18,778)       (507,600)
                                                      -----------        ----------      ----------
         Net realized investment gains (losses)         3,459,020         5,625,890       8,579,219
         Net unrealized investment gains (losses)      (4,207,275)        5,264,508          11,066
                                                      -----------        ----------
                      NET GAINS (LOSSES)              $  (748,255)       10,890,398       8,590,285
                                                      ===========        ==========      ==========

         The value of investments in fixed maturity securities were as follows:

                                                          December 31, 1998
                                      ---------------------------------------------------------

                                                                    Gross Unrealized
                                                                    ----------------
                                                                          (1)
                                                                          ---
                                        Carrying        Amortized
                                        Value (1)        Cost (1)        Gains          Losses
                                      ------------     -----------    -----------     ---------

      United States Government        $120,659,746       2,450,747      1,163,626       (66,162)
      Corporate                                 --         168,241         14,169            --
                                      ------------     -----------    -----------     ---------
                                      $120,659,746       2,618,988      1,177,795       (66,162)
                                      ============     ===========    ===========     =========

         (1) Carrying value represents market value; therefore the unrealized gains and losses are calculated by the difference between cost of $119,696,843 and carrying value. For those bonds carried at amortized cost, the unrealized gains and losses are calculated by the difference between amortized cost and market of $2,767,718.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


3.       INVESTMENTS - CONTINUED

                                                               December 31, 1997
                                        ----------------------------------------------------------------

                                                                                 Gross Unrealized
                                                                                 ----------------
                                                                                       (2)
                                                                                       ---
                                          Carrying         Amortized
                                          Value (2)         Cost (2)          Gains            Losses
                                        ------------     -------------    ------------      ------------

     United States Government           $107,081,805         2,371,618        5,247,667          (19,171)
     Corporate                                    --           169,396           15,293               --
                                        ------------     -------------    -------------     ------------
                                        $107,081,805         2,541,014        5,262,960          (19,171)
                                        ============     =============    =============     ============

         (2) Carrying value represents market value; therefore, the unrealized gains and losses are calculated by the difference between cost of $101,914,907 and carrying value. For those bonds carried at amortized cost, the unrealized gains and losses are calculated by the difference between amortized cost and market of $2,617,892.

         The carrying value of fixed maturity securities at December 31, 1998, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                             Carrying Value       Market Value
                                                             --------------       ------------
         Due during next five years                          $   70,728,342         70,808,232
         Due after five years through ten years                   3,862,374          3,872,919
         Due after ten years through fifteen years                       --                 --
         Due after fifteen years through twenty years            16,688,825         16,701,090
         Due after twenty years                                  31,999,193         32,045,223
                                                             --------------       ------------
                                                             $  123,278,734        123,427,464
         Totals                                              ==============       ============

         The market values of fixed maturity securities were based upon quoted market prices for marketable bonds.

         The following investments exceeded ten percent (10%) of stockholders' equity as of December 31, 1998 and 1997:

                                                             As of December 31
                                                            ------------------
                                                   1998                             1997
                                                   ----                             ----
                                         Carrying        Estimated        Carrying         Estimated
                                         Value           Market           Value            Market
                                         -------------------------------------------------------------

   Ten percent of Stockholders Equity    $ 4,993,882                      $ 4,974,364
   Bonds:
    U.S. Treasury Bond Series 2021,
     8% due November 2021                                                 $ 5,962,309      $ 5,962,309
    U.S. Treasury Note, 4.25%
     due November 2003                   $68,554,411     $68,554,411

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


4.       INTANGIBLE ASSETS AND OTHER ASSETS

               Intangible assets consist of the following at December 31:

                                                           1998             1997
                                                           ----             ----
         Goodwill                                      $8,244,554        $8,244,554
         Less accumulated amortization                   (890,502)         (684,388)
         State business licenses                          817,000           817,000
         Less accumulated amortization                   (214,462)         (194,037)
                                                       ----------        ----------
                                       Total           $7,956,590        $8,183,129
                                                       ==========        ==========

               Other assets include the following at December 31:

                                                          1998              1997
                                                          ----              ----
         Notes receivable - other                      $   27,272        $   49,973
         Insurance guaranty fund                          185,554           227,771
         Reinsurance receivable                         3,536,137                --
         All others                                       234,721           265,272
                                                       ----------        ----------
                                       Total           $3,983,684        $  543,016
                                                       ==========        ==========

5.       AGENT ADVANCES

         In February 1989, the Company adopted a program whereby commission advances were made to agents on certain new business. These advances were to be repaid principally through the application of commissions earned on premiums received in the future. At December 31, 1998 and 1997, the balance sheet reflects agents advances of $51,091 and $62,700, respectively.

         During 1990, the Company evaluated the recoverability of these advances and concluded that due to the overall persistency within the lines of business, an allowance for these advances was necessary in order to state the advances at their net realizable value. The allowance at December 31, 1998 and 1997 is $658,880 and $697,843,
         respectively. The Company made advances during 1998 and 1997 on a limited basis.

6.       STOCKHOLDERS EQUITY

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

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


6.       STOCKHOLDERS' EQUITY - CONTINUED

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

         The statutory net income (loss) and capital and surplus for the Company's life insurance subsidiaries were filed with the various state departments of insurance as follows:

                                               Net Income (Loss)                 Capital and Surplus
                                               -----------------                 -------------------

                                         1998          1997        1996            1998           1997
                                         ----          ----        ----            ----           ----
       Franklin American Life        $(4,224,327)    (118,264)    753,104       $7,574,273     11,944,505
       Family Guaranty Life              595,616      383,938     124,757        2,599,859      1,956,661
       Franklin Protective Life          128,547      309,698     442,566        2,271,646      2,972,278

         Prior approval from the insurance department of the state of domicile must be received for the payment of dividends by the life insurance subsidiaries to the parent, which are in excess of certain statutory limitations. Also, prior notification of certain loans or other advances made by the life insurance subsidiaries to the parent must be made to the insurance department of the domicile state. At December 31, 1998 and 1997, no such dividends could be paid without prior approval.

         Under Tennessee law, the domicile state of Franklin American Life Insurance Company, the minimum statutory capital and surplus is $2,000,000 at December 31, 1998. Under Mississippi law, the domicile state of Family Guaranty Life and Franklin Protective Life, minimum capital and surplus is $1,000,000 at December 31, 1998. The minimum requirements for statutory capital and surplus vary for many of the 17 states in which the Company is licensed with the highest minimum requirement being $3,000,000.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

         The Company's federal income tax expense (benefit) related to income before taxes is summarized as follows:

                             1998              1997               1996
                             ----              ----               ----
         Current          $(1,116,579)         821,438          1,148,538
         Deferred             205,791        1,124,324            255,871
                          -----------        ---------          ---------
         Total            $  (910,788)       1,945,762          1,404,409
                          ===========        =========          =========

         Income taxes paid by the company totaled $958,717, $3,143,573, and $42,724 in 1998, 1997, and 1996, respectively.

         The Company's effective income tax rate on pre-tax income is lower than the prevailing corporate federal income tax rate and is summarized as follows:

                                                    1998      1997     1996
                                                    ----      ----     ----
         Corporate federal income tax rate           -34%       34%      34%
         Utilization of net operating losses          --        -2%      -7%
         Small life insurance company deduction       --       -12%     -12%
         Reinsurance deductions                      -89%       --       --
         Other,  net                                  -4%       -2%      --%
                                                    ----      ----     ----
                                                    -127%       18%      15%
                                                    =====     ====     ====

         The Company's federal income tax liability is summarized as follows:

                                          December 31
                                   --------------------------
                                      1998             1997
                                      ----             ----

         Current                   $       --        984,819
         Deferred                     643,000        385,000
                                   ----------      ---------
                       Total       $  643,000      1,369,819
                                   ==========      =========

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


7.       INCOME TAXES - CONTINUED

         The significant components of the Company's net deferred tax assets and liabilities are summarized as follows:

                                                                     December 31
                                                                     -----------

                                                                 1998         1997
                                                                 ----         ----

         Deferred tax assets:
         Deferred policy acquisition costs                    $  793,000           --
         Policy reserves and policyholder funds                       --    1,640,564

                                                              ----------    ---------
         Total deferred assets                                $  793,000    1,640,564
                                                              ----------    ---------

         Deferred tax liabilities:
         Deferred policy acquisition costs and intangibles       333,000      183,024
         Investments                                             330,000    1,842,540
         Policy reserves and policy holder funds                 773,000           --
                                                              ----------    ---------
         Total deferred liabilities                            1,436,000    2,025,564
                                                              ==========    =========
         Net deferred liability                               $  643,000      385,000
                                                              ==========    =========

8.       LEASES

         The Company leases its office space. The original lease was for a five year period effective August 1, 1994 and ending July 31, 1999. The original lease was amended and extended on December 24, 1997 to cover a period of approximately 10 years. The revised lease is based on expanded office space and renovations. Future rental expense payments are as follows:

                               1999                  $  383,997
                               2000                     383,997
                               2001                     405,667
                               2002                     421,158
                               2003                     421,158
                               Thereafter             2,008,753

         The Company also has certain short-term (less than one year) operating leases for various pieces of equipment. Total rental expense under these operating lease arrangements were $26,637, $36,338 and $8,715 in 1998, 1997 and 1996, respectively.

9.       RELATED PARTY TRANSACTIONS

         During 1996, the Company purchased $1,229,000 of mortgage loans from Franklin Protective Life (a subsidiary) at book value and then sold the same loans to an unrelated third party for a loss of approximately $500,000.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


9.       RELATED PARTY TRANSACTIONS - CONTINUED

         The Company receives management fees from companies owned by the majority shareholder of the Company. The amounts received in 1998, 1997, and 1996 were $174,711, $190,000 and $328,000, respectively.

         Effective October 16, 1998, the Company executed a promissory note in the amount of $1,600,000, payable to the Company's majority stockholder. Interest shall be paid at a rate of 6% annually on the last day of each calendar quarter. The payment of the principal amount and all outstanding interest will be due and payable on the fifth anniversary.

10.      RESTRICTED INVESTMENTS

         Included in the balance sheet are certain investments, which represent security deposits held in trust for the protection of policyholders of the Company as required under the laws of the various states in which the subsidiaries of the Company are licensed. The total carrying value of these investments at December 31, 1998 is $2,818,988. An amount of $200,000 is included in "cash and cash equivalents" and $2,618,988 under "fixed maturities" at amortized cost. While interest earned on these investments is recorded by the Company, the principal is not available for general corporate use.

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

         Additionally, the Company's life subsidiaries have reinsured approximately $11,202,00, $12,917,000 and $16,598,000 in face amount of life insurance risks with other insurers for 1998, 1997, and 1996, respectively, representing $78,742, $87,958 and $169,318 of premiums for 1998, 1997, and 1996, respectively. Policy and claim reserves relating to insurance ceded of $181,310 in 1998 and $164,208 in 1997 are provided for in the Company's financial statements. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the obligation to pay such a claim would remain with the subsidiary. There are no circumstances of this nature at December 31, 1998.

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


12.      OTHER INCOME

         Included in 1996 operating cost and expenses is $541,000 representing a refund of the $500,000 nonrefundable option received in 1994 and recognized as income in 1995 and $41,000 of interest for the period held by the company. The $541,000 was accrued in the 1996 consolidated statement of operations and was paid in January 1997. The liability is included in accrued expenses and other liabilities on the 1996 consolidated balance sheet. The refund of the nonrefundable option was required by the Missouri Insurance Department, the domiciled state of the option purchaser. In conjunction with this transaction, the majority stockholder of the Company contributed $540,000 of additional paid-in capital in January, 1997.

         The remaining amounts in other income consist primarily of management fees from unconsolidated affiliated companies for all years presented.

13.      PENSION PLAN

         The Company has a Simplified Employee Pension Plan under which it may, at its discretion, contribute a portion of each eligible employee's salary to an Individual Retirement Account. Employees who are at least 18 years old and have been employed by the company for at least six
         (6) months are eligible to participate, at their option. During 1998, 1997, and 1996 no contributions were made.

         Effective June 1, 1996, the Company adopted a 401K plan for all employees, except executive officers. During 1997, all employees with one year of service and at least 21 years of age, became eligible to participate in the plan. The Company will contribute an amount equal to one hundred percent of the contributions made by the employees up to six percent of the employee's salary. The Company's contributions and earnings vest at an increasing scale and after five years are fully vested. The Company's contributions to the plan for 1998, 1997 and 1996 were $57,778, $20,125 and $5,263 respectively.

14.      STOCK INCENTIVE PLAN

         The Company has a Stock Incentive Plan, which provides for the granting of options to key employees to purchase an aggregate of not more than 300,000 shares of common stock of the Company. All of the outstanding options expired during 1996 and no additional shares have been granted since 1996.

15.      CONTINGENT LIABILITIES

         There are lawsuits pending in the normal course of business involving death benefits. It is the opinion of counsel that none have any merit.

         Effective June 30, 1997 and July 1, 1997, the Company became a guarantor for a reinsurer who is owned and controlled by the majority stockholder of the Company in a coinsurance transaction with a ceding company. The total amount of these two transactions involves approximately $60,000,000 of reserves. Both agreements are subject to substantially the same terms and conditions. The Company will receive a fee of approximately $160,000 per year, for serving as guarantor in this transaction. As the ceded reserves decrease in the subsequent

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


15.      CONTINGENT LIABILITIES - CONTINUED

         periods the fees and the amount of the guaranty will also decrease. The reinsuring company received cash equal to the reserves of $60,000,000, less ceding commissions of approximately $4,000,000. During 1998, both of the coinsurance agreements were restructured and the Company was released of any and all liabilities in connection with these agreements, effective with the original date of the agreements of June 30, 1997. As a result, fees will no longer be received by the Company.

         The Year 2000 (Y2K) system processing has been given the highest priority regarding its effect on the Company's operations. The Company is well positioned for the Y2K problem. The Company provides computer processing for other non-consolidated affiliated insurance companies and expects the impact to be minimal. The Company is committed to provide the necessary financial resources needed to address any problem with the Y2K operations. However, since the hardware and software systems used are developed and maintained by third party vendors who have already addressed the Y2K issue, our expected expenditures are minimal. Statements have been received from all major vendors that they are already Y2K compliant. Testing of hardware and software systems has been completed by the Company to insure that they perform as certified by the vendors.

         No provision for any of the contingent liabilities has been made in the financial statements for 1998 or 1997.

INDEPENDENT AUDITOR'S REPORT ON SCHEDULES

March 19, 1999

To the Board of Directors and Shareholders of FRANKLIN AMERICAN CORPORATION


Our examination was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedules included in Form 10-KSB of FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES as of December 31, 1998, 1997 and 1996 and for the years then ended are presented for the purposes of additional analysis and are not required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the examination of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



LEUTY AND HEATH, PLLC
Certified Public Accountants

                       SCHEDULE I SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


                                                                                               AMOUNT AT WHICH
                                                                                                 SHOWN IN THE
                  TYPE OF INVESTMENT                            COST               VALUE        BALANCE SHEET
-------------------------------------------------------     ------------        ------------   ---------------

December 31,  1998

FIXED MATURITIES:
   Bonds:
   United States Government and government
     agencies and authorities                               $122,164,088         123,245,054      123,110,493
     States, municipalities and political subdivisions           100,000             112,265          100,000
   Public utilities                                               17,100              19,286           18,035
   All other corporate bonds                                      52,000              50,859           50,206
Certificates of deposit                                               --                  --               --
                                                            ------------        ------------     ------------
                       TOTAL FIXED MATURITIES                122,333,188         123,427,464      123,278,734

EQUITY SECURITIES:


   Policy loans                                                  235,960             xxx,xxx          235,960
   Mortgage loans on real estate:
      Unaffiliated                                                    --             xxx,xxx               --
   Short term investments                                        124,726             xxx,xxx          124,726
                                                            ------------        ------------     ------------
                      TOTAL INVESTMENTS                     $122,693,874         123,427,464      123,639,420
                                                            ============        ============     ============

           SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  FRANKLIN AMERICAN CORPORATION (PARENT ONLY)


                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               December 31
                                                                               -----------
                                                                         1998                1997
                                                                     ------------        ------------

ASSETS
        Fixed maturities                                             $    661,249             259,285
        Investment in subsidiaries                                     51,388,931          48,848,324
        Cash                                                              (12,119)            270,180
        Property and equipment at cost, less accumulated
         depreciation ($129,012 in 1998 and $136,129 in 1997)             188,955              25,764
        Other assets                                                       84,711             363,643
                                                                     ============        ============
                                                                     $ 52,311,727          49,767,196
                                                                     ============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
       Notes payable - affiliates                                       1,900,000                  --
       Other liabilities                                                  472,907              23,559
                                                                     ------------        ------------
                                                                        2,372,907              23,559
                                                                     ------------        ------------

  Stockholders' Equity
      Common stock - no par value;  authorized 20,000,000
        shares;  issued and outstanding,  14,426,096 shares in
        1998 and 1997                                                  31,738,304          31,738,304
      Additional paid in capital                                          540,000             540,000
      Treasury stock:  162,350 shares in 1998 and 1997                   (336,670)           (336,670)
      Retained earnings                                                17,997,186          17,802,003
                                                                     ------------        ------------
                                                                       49,938,820          49,743,637
                                                                     ------------        ------------
                                                                     $ 52,311,727          49,767,196
                                                                     ============        ============

           SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  FRANKLIN AMERICAN CORPORATION (PARENT ONLY)



                       CONDENSED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                           Year Ended December 31
                                                                -------------------------------------------
                                                                     1998           1997           1996
                                                                     ----           ----           ----

Revenue:
   Rental income                                                $    155,572        114,028        113,424
   Interest income                                                    36,217         39,258        176,078
   Realized and unrealized investment gains  (losses)               (106,151)        (2,151)      (261,902)
   Other income                                                        2,940        102,055             41
                                                                ------------   ------------   ------------
              Total revenue                                           88,578        253,190         27,641
                                                                ------------   ------------   ------------

Cost and Expenses:
   Rent                                                              305,505        191,806        162,941
   Accounting and legal fees                                         560,807        122,807        119,461
   Depreciation                                                       10,815         14,699         25,091
   Other operating costs and expenses                                356,875        206,667        160,686
                                                                ------------   ------------   ------------
Total cost and expenses                                            1,234,002        535,979        468,179
                                                                ------------   ------------   ------------

Loss Before Equity in Net Income of Subsidiaries                  (1,145,424)      (282,789)      (440,538)
Equity in income of subsidiaries                                   1,340,607      8,932,692      8,446,949
                                                                ------------   ------------   ------------

                  NET INCOME                                    $    195,183      8,649,903      8,006,411
                                                                ============   ============   ============

           SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  FRANKLIN AMERICAN CORPORATION (PARENT ONLY)



                       CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                          Year Ended December 31
                                                                ------------------------------------------
                                                                     1998           1997           1996
                                                                     ----           ----           ----
OPERATING ACTIVITIES
   Net income                                                   $    195,183      8,649,903      8,006,411
   Equity in income of subsidiaries                               (1,340,607)    (8,932,692)    (8,446,949)
                                                                ------------   ------------   ------------
CASH USED BY OPERATING ACTIVITIES                                 (1,145,424)      (282,789)      (440,538)
                                                                ------------   ------------   ------------
INVESTING ACTIVITIES

   Sale (purchase) of fixed maturities (net)                        (401,964)       529,335      1,887,631
   Sale (purchase) of property and equipment (net)                  (163,191)        14,699         32,362
   Purchase common stock in subsidiary                            (1,200,000)            --             --
   Contributed paid - in surplus in subsidiaries                          --       (606,000)    (1,200,000)
                                                                ------------   ------------   ------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (1,765,155)       (61,966)       719,993
                                                                ------------   ------------   ------------

FINANCING ACTIVITIES
   Additional paid in capital                                             --        540,000             --
   (Increase) decrease in other assets                               278,932        (98,347)       (99,018)
   Increase (decrease) in other liabilities                        2,349,348         13,016        (63,566)
                                                                ------------   ------------   ------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       2,628,280        454,669       (162,584)
                                                                ------------   ------------   ------------

                       INCREASE (DECREASE) IN CASH                  (282,299)       109,914        116,871
                                                                ------------   ------------   ------------

Cash at beginning of year                                            270,180        160,266         43,395
                                                                ------------   ------------   ------------

CASH AT END OF YEAR                                             $    (12,119)       270,180        160,266
                                                                ============   ============   ============

                SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION


                 FRANKLIN AMERICAN CORPORATION AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------
      COL. A         COL. B          COL. C          COL. D          COL. E         COL. F         COL. G         COL. H
------------------------------------------------------------------------------------------------------------------------------
     Segment        Deferred      Future Policy     Unearned      Other Policy    Premium           Net          Benefits
                     Policy         Benefits,       Premiums       Claims and     Revenue        Investment    Claims, losses
                   Acquisition   Losses, Claims                     Benefits                       Income      & Settlement
                      Cost          and Loss                         Payable                                      Expenses
                                    Expenses
------------------------------------------------------------------------------------------------------------------------------

    Year Ended
December 31, 1996    $3,100,110     $62,318,987     $199,058     $  191,696      $12,249,311      $5,582,250     $11,563,188

    Year Ended
December 31, 1997    $2,413,487     $72,219,624     $354,337     $  274,689      $17,937,862      $6,644,881     $16,433,029

    Year Ended
December 31, 1998    $1,338,287     $84,678,615     $368,572     $3,753,671      $23,183,109      $7,251,563     $20,908,397


------------------------------------------------------------
         COL. A         COL. I          COL. J       COL. K
------------------------------------------------------------
        Segment      Amortization       Other       Premiums
                     of Deferred      Operating     Written
                        Policy         Expenses
                     Acquisition
                        Costs
------------------------------------------------------------

    Year Ended
December 31, 1996    $1,060,587      $4,871,775      N/A

    Year Ended
December 31, 1997    $4,137,376      $4,714,246      N/A

    Year Ended
December 31, 1998    $5,003,126      $4,864,800      N/A

                            SCHEDULE IV REINSURANCE

                         FRANKLIN AMERICAN CORPORATION


-----------------------------------------------------------------------------------------------------------------
               COL. A                     COL. B           COL. C       COL. D          COL. E         COL. F
               ------                     ------           ------       ------          ------         ------

                                       Gross Amount       Ceded to      Assumed           Net         Percentage
                                                           Other       from Other       Amount        of Amount
                                                         Companies      Companies                     Assumed to
                                                                                                         Net
-----------------------------------------------------------------------------------------------------------------

December 31, 1998:

                                      ===========================================================================
Life Insurance in Force               $183,261,000     $11,202,000    $178,877,000    $350,936,000       51%
                                      ===========================================================================
Premiums:
  Life Insurance                      $ 25,180,650     $    78,708    $ 36,666,229    $  61,768,171      59%
  Accident & Heath Insurance                25,339              34       4,722,314        4,747,619      99%
  Property & Liability Insurance                --              --              --              --
  Title Insurance                               --              --              --              --
                                      ===========================================================================
                     Total Premiums   $ 25,205,989     $    78,742    $ 41,388,543    $  66,515,790      62%
                                      ===========================================================================

December 31,  1997:

                                      ===========================================================================
Life Insurance in Force               $168,989,000     $12,918,000              --    $156,071,000       --
                                      ===========================================================================
Premiums:
   Life Insurance                     $ 19,722,306     $    87,301              --    $ 19,635,005       --
   Accident & Health Insurance              32,876            656               --          32,220       --
   Property & Liability Insurance               --              --              --              --       --
   Title Insurance                              --              --              --              --       --
                                      ===========================================================================
                     Total Premiums   $ 19,755,182     $    87,957              --    $ 19,667,225       --
                                      ===========================================================================

December 31,  1996:

                                      ===========================================================================
Life Insurance in Force               $160,131,000     $16,598,000              --    $143,533,000       --
                                      ===========================================================================
Premiums:
   Life Insurance                     $ 12,354,775     $   148,706              --    $ 12,206,069       --
   Accident & Health Insurance              43,853             611                          43,242       --
   Property & Liability Insurance               --              --              --              --       --
   Title Insurance                              --              --              --              --       --
                                      ---------------------------------------------------------------------------
                     Total Premiums   $ 12,398,628     $   149,317              --    $ 12,249,311       --
                                      ===========================================================================